Form 10-Q
period 2023-12-31
Perfect Moment Ltd.
filed 2024-03-25
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41930

Perfect Moment Ltd.

(Exact name of registrant as specified in its charter)

Delaware	86-1437114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

307 Canalot Studios 222 Kensal Road London, United Kingdom W10 5BN
(Address of principal executive offices)

+44 (0)204 558 8849

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	PMNT	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 20, 2024 there were 15,653,449 shares of common stock, $0.0001 par value per share, outstanding.

PERFECT MOMENT LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding our revenue, expenses, profitability and other operating results;

●	the growth rates of the markets in which we compete;

●	the costs and effectiveness of our marketing efforts, as well as our ability to promote our brand;

●	our ability to provide quality products that are acceptable to our customers;

●	our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;

●	our ability to effectively manage our growth, including offering new product categories and any international expansion;

●	our ability to maintain the security and availability of our software;

●	our ability to protect our intellectual property rights and avoid disputes in connection with the use of intellectual property rights of others;

●	our ability to protect our users’ information and comply with growing and evolving data privacy laws and regulations;

●	future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;

●	our ability to compete effectively with existing competitors and new market entrants; and

●	our success at managing the risks involved in the foregoing.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

ii

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC. Moreover, we operate in a very competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, actual results, revised expectations or the occurrence of unanticipated events, except as required by law.

In this Quarterly Report on Form 10-Q, references to “Perfect Moment,” “we,” “us,” “our,” and the “Company” refer to Perfect Moment Ltd. and its subsidiaries, unless the context indicates otherwise.

iii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
	unaudited
Assets
Current assets:
Cash and cash equivalents	$3,370	$4,712
Restricted cash	173	-
Accounts receivable, net	3,487	997
Inventories, net	3,750	2,262
Prepaid and other current assets	679	708
Total current assets	11,459	8,679
Non-current assets:
Property and equipment, net	571	833
Operating lease right of use asset	80	297
Deferred offering costs	923	-
Other non-current assets	51	12
Total non-current assets	1,625	1,142
Total Assets	$13,084	$9,821

Liabilities and Shareholders’ Deficit
Current liabilities:
Trade payables	$2,068	$1,289
Accrued expenses	2,900	1,390
Trade finance facility	999	26
Convertible debt obligations	11,862	10,770
Operating lease obligations, current portion	66	299
Unearned revenue	505	180
Total current liabilities	18,400	13,954
Non-current liabilities:
Operating lease obligations, long-term portion	15	8
Total non-current liabilities	15	8
Total Liabilities	18,415	13,962

Shareholders’ deficit:
Common stock; $0.0001 par value; 100,000,000 shares authorized; 5,233,402 shares and 4,824,352 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	-	-
Series A and Series B convertible preferred stock; $0.0001 par value; 10,000,000 shares authorized: 6,513,780 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	1	1
Additional paid-in capital	38,107	35,910
Accumulated other comprehensive (loss)/income	(204)	203
Accumulated deficit	(43,235)	(40,255)
Total shareholders’ deficit	(5,331)	(4,141)
Total Liabilities and Shareholders’ Deficit	$13,084	$9,821

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022

Revenues:
Wholesale	$8,974	$13,101	$13,827	$14,917
Ecommerce	3,752	3,045	5,775	4,509
Total Revenue	12,726	16,146	19,602	19,426
Cost of goods sold	(7,860)	(9,944)	(11,966)	(12,325)
Gross Profit	4,866	6,202	7,636	7,101
Operating Expenses:
Selling, general and administrative expenses	(2,659)	(2,442)	(6,839)	(9,762)
Marketing and advertising expenses	(1,479)	(1,440)	(3,081)	(3,309)
Total operating expenses	(4,138)	(3,882)	(9,920)	(13,071)
Gain/(loss) from operations	728	2,320	(2,284)	(5,970)
Interest expense	(403)	(489)	(1,169)	(1,411)
Foreign currency transaction gains/(losses)	879	1,436	473	(457)

Net income/(loss)	1,204	3,267	(2,980)	(7,838)
Other comprehensive gains/(losses)
Foreign currency translation (losses)/gains	(758)	(923)	(407)	645

Comprehensive income/(loss)	$446	$2,344	$(3,387)	$(7,193)

Net income/(loss) per share to common stockholders - basic	$0.23	$0.68	$(0.58)	$(1.64)
Net income/(loss) per share to common stockholders - diluted	$0.08	$0.24	$(0.58)	$(1.64)
Weighted average number of common shares outstanding - basic	5,233,402	4,824,352	5,133,187	4,781,897
Weighted average number of common shares outstanding - diluted	14,236,268	13,778,458	5,133,187	4,781,897

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Amounts in thousands, except share data)

(Unaudited)

	Preference Shares							Accumulated
	Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance -September 30, 2022	5,323,782	$1	829,100	$-	4,824,352	$-	$34,356	$1,468	$(41,055)	$(5,230)
Stock compensation expense for employee vested options	-	-	-	-	-	-	(191)	-	-	(191)
Issuance of preferred stock, net	-	-	360,898	-	-	-	1,599	-	-	1,599
Foreign currency translation adjustment	-	-	-	-	-	-	-	(923)	-	(923)
Net income	-	-	-	-	-	-	-	-	3,267	3,267
Balance - December 31, 2022	5,323,782	$1	1,189,998	$-	4,824,352	$-	$35,764	$545	$(37,788)	$(1,478)

Balance - September 30, 2023	5,323,782	$1	1,189,998	$-	5,233,402	$-	$38,103	$554	$(44,439)	$(5,781)
Stock compensation expense for employee vested options	-	-	-	-	-	-	4	-	-	4
Foreign currency translation adjustment	-	-	-	-	-	-	-	(758)	-	(758)
Net income	-	-	-	-	-	-	-	-	1,204	1,204
Balance - December 31, 2023	5,323,782	$1	1,189,998	$-	5,233,402	$-	$38,107	$(204)	$(43,235)	$(5,331)

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preference Shares							Accumulated
	Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance -March 31, 2022	5,323,782	$1	-	$-	3,749,352	$-	$26,674	$(100)	$(29,950)	$(3,375)
Stock compensation expense for employee vested options	-	-	-	-	-	-	95	-	-	95
Issuance of common stock to consultants	-	-	-	-	1,075,000	-	3,795	-	-	3,795
Issuance of preferred stock, net	-	-	1,189,998	-	-	-	5,200	-	-	5,200
Foreign currency translation adjustment	-	-	-	-	-	-	-	645	-	645
Net loss	-	-	-	-	-	-	-	-	(7,838)	(7,838)
Balance - December 31, 2022	5,323,782	$1	1,189,998	$-	4,824,352	$-	$35,764	$545	$(37,788)	$(1,478)

Balance - March 31, 2023	5,323,782	$1	1,189,998	$-	4,824,352	$-	$35,910	$203	$(40,255)	$(4,141)
Stock compensation expense for employee vested options	-	-	-	-	-	-	18	-	-	18
Issuance of common stock	-	-	-	-	409,050	-	2,179	-	-	2,179
Foreign currency translation adjustment	-	-	-	-	-	-	-	(407)	-	(407)
Net loss	-	-	-	-	-	-	-	-	(2,980)	(2,980)
Balance - December 31, 2023	5,323,782	$1	1,189,998	$-	5,233,402	$-	$38,107	$(204)	$(43,235)	$(5,331)

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net loss	$(2,980)	$(7,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	437	408
Bad debt expense	169	(25)
Inventory reserve	419	-
Unrealized foreign exchange loss	(371)	440
Stock based compensation cost – employees	18	95
Stock based compensation cost – legal and consulting services	-	3,795
Amortization of marketing services	185	1,113
Amortization of convertible debt finance costs	493	767
Accrued interest	600	560
Changes in operating assets and liabilities:
Accounts receivable	(2,571)	(4,667)
Due from factor	-	(8)
Inventories	(1,822)	(1,094)
Prepaid and other current assets	(158)	253
Operating lease right of use asset	217	127
Operating lease liability	(223)	(114)
Trade payables	704	165
Accrued expenses	1,537	(79)
Unearned revenue	268	(259)
Net cash used in operating activities	(3,078)	(6,361)

Cash flows from investing activities:
Purchases of property and equipment	(194)	(277)
Net cash used in investing activities	(194)	(277)

Cash flows from financing activities:
Deferred offering costs	(923)	-
Proceeds from trade finance facilities, net	1,847	4,132
Repayment of trade finance facilities, net	(874)	(1,560)
Proceeds from issuance of common shares, net	2,179	-
Proceeds from issuance of preference shares, net	-	5,200
Proceeds of other borrowings, net	-	210
Repayment of shareholder loan	-	(537)
Proceeds from convertible debt obligations, net	-	2,709
Net cash provided by financing activities	2,229	10,154

Effect of Exchange Rate Changes on Cash	(126)	149
Net Change in Cash and Cash Equivalents and Restricted Cash	(1,169)	3,665
Cash and Cash Equivalents and Restricted Cash – beginning of the period	4,712	1,575
Cash and Cash Equivalents and Restricted Cash – end of the period	$3,543	$5,240

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Supplemental disclosure of non-cash investing and financing activities:
Recognition of operating lease right of use assets and lease obligations	$-	$404

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended December 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

Perfect Moment Ltd., a Delaware corporation (“Perfect Moment” or “PML” and, together with its subsidiaries unless the context otherwise requires, the “Company”), is an owner and operator of a luxury fashion brand that offers ski, surf, and activewear collections under the brand name Perfect Moment. The Company’s collections are sold directly to customers through e-commerce, sales to wholesale accounts and through other sales partnerships.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at December 31, 2023, results of operations for the three and nine months ended December 31, 2023 and 2022, consolidated statements of shareholders’ deficit for the three and nine months ended December 31, 2023 and 2022, and cash flows for the nine months ended December 31, 2023 and 2022. The Company’s results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results expected for the full year. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our audited consolidated financial statements and footnotes for the fiscal year ended March 31, 2023, included in the Company’s final prospectus for its initial public offering (“IPO”) dated February 7, 2024 and filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2024. The terms “fiscal 2024” and “fiscal 2023” refer to the Company’s fiscal year ending March 31, 2024 and fiscal year ended March 31, 2023, respectively. The figures in the notes to the financials are presented in thousands, therefore the 000’s are removed.

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of Perfect Moment Ltd. and its wholly owned subsidiaries; Perfect Moment Asia Limited (“PMA”), Perfect Moment (UK) Limited (“PMUK”) and Perfect Moment TM Sarl. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial information for the interim periods presented. All intercompany balances and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Through December 31, 2023, the Company has funded its operations with proceeds from the issuance of convertible debt, preferred stock and common stock, alongside existing trade, invoice and shareholder financing arrangements. The Company incurred recurring losses, including a net loss of $2,980 for the nine months ended December 31, 2023 and used cash in operations of $3,078. As of December 31, 2023, the Company had a shareholders’ deficit of $5,331.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include:

●	Exploring sources of long-term funding in the private markets and additional equity financing

●	Taking out short-term loans and debt factoring to assist with working capital shortfalls

●	Closely monitoring the collection of debts

●	Strategies and plans in place to deliver positive Adjusted EBITDA in the next financial year

The Company’s ability to continue as a going concern for 12 months from the date these unaudited condensed Consolidated Financial Statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and to obtain additional capital financing. No assurance can be given that the Company will be successful in these efforts mentioned above. Our independent registered public accounting firm, in its report on our consolidated financial statements for the fiscal year ended March 31, 2023, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments as a result of this uncertainty.

Subsequent to December 31, 2023, the Company generated net proceeds totaling $6,426 from the sale of our common stock and converted all outstanding convertible debt obligations to equity as part of our initial public offering (“IPO”). The company’s pro forma cash position after the completion of its IPO was $9,796 and its proforma working capital was $11,347.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments in applying the Company’s accounting policies that affect the reported amounts and disclosures made in the condensed consolidated financial statements and accompanying notes. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods and there are no known trends, commitments, events or uncertainties that management believe will materially affect the methodology or assumptions utilized in making these estimates and judgments in these financial statements.  Significant estimates inherent in the preparation of the condensed consolidated financial statements include reserves for uncollectible accounts receivables, realizability of inventory; customer returns; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; and the valuation of stock-based compensation awards. Actual results may differ from these judgements and estimates under different assumptions or conditions and any such differences may be material.

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts and ecommerce partners. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable using the incurred loss methodology. Receivables are written off against the allowance when management believes that it is probable the amount receivable will not be recovered. Additionally, the Company records higher allowances in the first and third quarters following its peak sales seasons after the Company determines it to be probable that it will not collect the related receivables. As of December 31, 2023 and March 31, 2023, the Company had $512 and $341, respectively, in allowances for doubtful accounts. Accounts Receivable, net of allowances, as of December 31, 2023 and March 31, 2023 was $3,487 and $997, respectively.

Segment reporting

Accounting Standards Codification (“ASC”) Topic 280, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Management has determined that the Company operates in one business segment, product sales.

Geographic concentration

Although the Company is organized fundamentally as one business segment, the Company’s revenues are primarily split between three geographic areas: the U.S., Europe and the United Kingdom (the “U.K.”). Customers in these regions are served by our leadership, production and operations teams in the U.K. and Hong Kong.

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended				Nine Months Ended
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022

Europe (excluding United Kingdom)	$4,801	38%	$5,415	34%	$6,833	35%	$6,456	33%
United States	4,743	37%	7,128	44%	8,189	42%	8,343	43%
United Kingdom	2,402	19%	2,752	17%	3,467	18%	3,491	18%
Rest of the World	780	6%	851	5%	1,113	5%	1,136	6%
Total Revenues	$12,726		$16,146		$19,602		$19,426

The change in United States revenue as a percentage of total revenue is primarily due to a significant amount of wholesale revenue in the second quarter related to early shipments of our fall and winter collections.

The long-lived assets of the Company primarily relate to property and equipment, intangible assets and operating lease right-of-use assets in the U.K. and Hong Kong. Total long-lived assets as of December 31, 2023 were $642 and $20 in the U.K. and Hong Kong, respectively.

Supplier concentration

For the three months ended December 31, 2023 and 2022, the largest single supplier of manufactured goods, Everich Garments Group Ltd., produced 92% and 83%, respectively, of the Company’s products. For the three months ended December 31, 2023 and 2022, there were no fabric purchases.

For the nine months ended December 31, 2023 and 2022, the largest single supplier of manufactured goods, Everich Garments Group Ltd., produced 75% and 72%, respectively, of the Company’s products. For the nine months ended December 31, 2023 and 2022, the largest fabric supplier, Toray International Inc., supplied 63% and 54%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

No single customer accounted for more than 10% of total revenue for the three months ended December 31, 2023. For the nine months ended December 31, 2023, we had one major customer, which accounted for approximately 16% or $3,168 of total revenue. The related accounts receivable balance for this customer was $0 as of December 31, 2023, and $41 as of March 31, 2023.

For the three and nine months ended December 31, 2022, we had one major customer, which accounted for approximately 17% or $2,786 of total revenue and 14% or $2,786 of total revenue, respectively. The related accounts receivable balance for this customer was approximately $41 as of December 31, 2022, and $0 as of March 31, 2022.

Revenue recognition

The majority of the Company’s revenue is recognized at a point in time based on the transfer of control. In addition, the majority of the Company’s contracts do not contain variable consideration and contract modifications are minimal. The majority of the Company’s revenue arrangements generally consists of a single performance obligation to transfer promised goods. Revenue is reported net of markdowns, discounts and sales taxes collected from customers on behalf of taxing authorities. Revenue is also presented net of an allowance for expected returns where contracts include the right of return.

The Company estimates returns on an ongoing basis to estimate the consideration from the customer that the Company expects to ultimately receive. Consideration in determining the Company’s estimates for returns may include agreements with customers, the Company’s return policy and historical and current trends. The Company records the returns as a reduction to net sales in its consolidated statements of operations and the recognition of a provision for returns within accrued expenses in its consolidated balance sheets and the estimated value of inventory expected to be returned as an adjustment to inventories, net. As of December 31, 2023 and March 31, 2023, the returns provision was $523 and $370, respectively.

Revenue is comprised of direct-to-consumer ecommerce revenue through the Company’s website and revenue related to wholesalers. The following table details the revenue split:

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Wholesale revenues	$8,974	$13,101	$13,827	$14,917
Ecommerce revenues	3,752	3,045	5,775	4,509
Total Revenues	$12,726	$16,146	$19,602	$19,426

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. For direct-to-consumer ecommerce revenue, the Company receives payment before the customer receives the promised goods. Revenue is only recognized once the goods have been delivered to the customer. Sales to wholesale customers are recognized when the customer has control which will depend on the agreed upon International Commercial Terms (“inco-terms”). For inventories sold on consignment to wholesalers, the Company records revenue when the inventory is sold to the third-party customer by the wholesaler. The Company may issue merchant credits, which are essentially refund credits. The merchant credits are initially deferred and subsequently recognized as revenue when tendered for payment.

The Company’s business is significantly affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue in the third and fourth fiscal quarters of each year as a result of increased net revenue during the ski season. For the nine months ended December 31, 2023, we recognized a significant amount of wholesale revenue in the second quarter related to early shipments of our fall and winter collections that was recognized in the third quarter last year. For the six months ended September 30, 2023, our wholesale revenue was up $3,009 or 165% versus the six months ended September 30, 2022. In addition to timing of shipment and revenue recognition, our wholesale accounts had significantly higher purchases in fiscal year 2022 due to the post Covid rebound.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold or marketing and advertising expenses. The Company’s selling, general and administrative expenses include personnel costs, recruitment fees, legal and professional fees, information technology, accounting, travel and lodging, occupancy costs and depreciation and amortization.

Foreign currency

Foreign currency transactions denominated in a currency other than an entity’s functional currency are remeasured into the functional currency using the spot rate at the date of the transaction with any resulting gains and losses recognized in operating expenses except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature, which are recorded as a foreign currency translation adjustment in other comprehensive income or loss.

The functional currency for each entity included in these condensed consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated on a monthly basis using the average rate for that month as a close approximation. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in other comprehensive income or loss, which is a component of accumulated other comprehensive income or loss included in shareholders’ deficit.

Stock-based compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2021 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of the Company or any parent or subsidiary of the Company, and to promote the success of the Company’s business. The Company has historically granted stock options to non-employees in exchange for the provision of services, both under the 2021 Plan and outside of the 2021 Plan (see Note 9).

The Company accounts for such awards based on ASC 505 and 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period.

The Company measures fair value as of the grant date for options and warrants using the Black Scholes option pricing model and for common share awards using a weighted average of the Black Scholes method and probability-weighted expected return method (PWERM).

The inputs into the Black Scholes option pricing model are subjective and generally require significant judgment. The fair value of the shares of common and preferred stock has historically been determined by the Company’s management with the assistance of third-party specialists as there was no public market for the common stock. The fair value is obtained by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of preferred stock to unrelated third parties, projected operating and financial performance, the lack of liquidity of common and preferred stock and general and industry specific economic outlook, amongst other factors. The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company’s stock option exercise history does not provide a reasonable basis upon which to estimate expected term. Because the Company was privately held during the periods covered by these financial statements and does not have an active trading market for its common and preferred stock for a sufficient period of time, the expected volatility was estimated based on the average volatility for comparable publicly traded companies, over a period equal to the expected term of the stock option grants. The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

Income / loss per share of common stock

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued using the treasury stock method. Potential shares of common stock are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common stock during the reporting period.

Potentially dilutive stock options and securities as presented in the table below were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive. As the Company incurred income for the three months ended December 31, 2023 and 2022, while incurring losses in the nine months ended December 31, 2023 and 2022, the treasury stock method and basic and diluted weighted-average shares are different in the loss per share calculation, in accordance with ASC 260-10-45-20.

	December 31, 2023	December 31, 2022
Options to acquire common stock	299,957	327,225
Series A convertible preferred stock	5,323,782	5,323,782
Series B convertible preferred stock	1,189,998	1,189,998
Convertible debt financing	2,281,148	2,127,272
	9,094,885	8,968,277

On February 12, 2024, all outstanding shares of our Series A and Series B convertible preferred stock were automatically converted into 5,323,782 and 1,189,998 shares of common stock in connection with the closing of the initial public offering. The $10,002 in principal amount plus accrued interest in the amount of $1,985 automatically converted into Company common stock, at 80% of the initial public offering price into an aggregate of 2,497,267 shares of common stock (see note 13).

Fair Value of Financial Instruments

The Company follows the guidance of ASC 820 and ASC 825 for disclosure and measurement of the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three (3) levels of fair value hierarchy defined by ASC 820 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying values of capital lease obligations and debt obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recently issued accounting pronouncements

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2022-04, “Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual roll forward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for the Company for the year ending March 31, 2024 and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual roll forward disclosure is not required to be made until the year ending March 31, 2025 and is to be applied prospectively. The Company doesn’t believe the adoption will have a material effect on the financial statements. Other than the new disclosure requirements, ASU 2022-04 will not have an impact on the Company’s consolidated financial statements.

ASUs recently issued but not listed above were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position or results of operations.

NOTE 3. CASH

Cash consisted of the following as of December 31, 2023 and March 31, 2023.

	December 31, 2023	March 31, 2023
	$’000	$’000
Cash and cash equivalents	$3,370	$4,712
Restricted cash	173	-
Total Cash	$3,543	$4,712

Restricted cash represents amounts pledged as collateral against the trade finance facility that is currently limited to the issuance of letters of credit to suppliers. As of December 31, 2023, there was one pledged letter of credit amounting to $173, which was secured by restricted cash.

Subsequent to December 31, 2023, the Company generated net proceeds totaling $6,426 from the sale of our common stock as part of our initial public offering. The company’s pro forma cash position after the completion of IPO was $9,796.

NOTE 4. INVENTORIES

Inventories are initially measured at cost and subsequently measured at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The following table details the primary categories for the periods presented.

	December 31, 2023	March 31, 2023
	$’000	$’000
Finished goods	$4,434	$2,685
Raw materials	691	585
Goods in transit	52	-
Total inventories	5,177	3,270
Inventory reserve	(1,427)	(1,008)
Total inventories, net	$3,750	$2,262

Third-party services are used to warehouse and distribute inventory. Per the terms of one third-party service contract, a lien may be placed on the Company’s inventory if the Company fails to make a payment for services within 30 days from the date the third-party supplier notifies the Company of an outstanding payment.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2023 and March 31, 2023.

	December 31, 2023	March 31, 2023
	$’000	$’000
Furniture and fixtures	$177	$177
Office equipment	57	52
Leasehold improvements	29	29
Software and website development	1,854	1,676
Computer equipment	113	91
Total property and equipment	2,230	2,025
Accumulated depreciation	(1,659)	(1,192)
Total property and equipment, net	$571	$833

Depreciation expense related to property and equipment was $158 and $134 for the three months ended December 31, 2023 and 2022, respectively. Depreciation expense related to property and equipment was $432 and $398 for the nine months ended December 31, 2023 and 2022, respectively.

NOTE 6. TRADE FINANCE FACILITY

	December 31, 2023	March 31, 2023
	$’000	$’000
Trade finance facility	$999	$26
Total	$999	$26

The Company has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of December 31, 2023 and March 31, 2023, the outstanding balance under the trade finance facility was $999 and $26, respectively, and the Company had an available trade finance facility of $5.0 million. As of December 31, 2023, there was one outstanding pledged letters of credit by HSBC amounting to $173 (see Note 3), however, the trade finance facility does not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the company has 120 days credit on the loan before payment is due. For drawings in Hong Kong dollars (“HKD”), the interest rate equals the Hong Kong Interbank Offered Rate (“HIBOR”) plus 3.0%, and for drawings in USD, the interest rate equals the Secured Overnight Financing Rate (“SOFR”) plus 3.3%. The trade finance facility was secured by a standby documentary credit for $1.0 million from UBS Switzerland AG and a personal guarantee to the value of $4.0 million from the Chairman and Director of the Company. The UBS documentary credit expired on April 30, 2023, and the facility from that date, was subsequently secured by a charge over cash deposits equal to the amount of the facility used at any given moment in time in addition to the aforementioned personal guarantee. On June 26, 2023, the UBS standby documentary credit was reinstated for $1.0 million, secured by a personal guarantee from Joachim Gottschalk & Associates, Ltd. (“JGA”) that expired on November 26, 2023. The UBS standby documentary credit was renewed through January 26, 2024. Upon renewal, the interest accrual increased to 10% per annum. The JGA personal guarantee accrues interest of between 8% and 10% per annum, payable by the Company. During the nine-month period ending December 31, 2023, the Company utilized $1,847 of borrowings under the facility, of which $874 was repaid by December 31, 2023.

NOTE 7. CONVERTIBLE DEBT OBLIGATIONS

	December 31, 2023	March 31, 2023
	$’000	$’000
Convertible debt	$11,862	$11,262
Unamortized debt discount	-	(492)
Total Convertible debt obligations	$11,862	$10,770

In March 2021, the Company entered into an arrangement whereby the Company completed convertible debt financing (“2021 Debt Financing”), from 47 investors, for gross proceeds of $6,000, less $841 of debt issuance costs, at an 8% interest rate to provide working capital for its operations. Between April and July 2022, the Company received further convertible debt financing (“2022 Debt Financing”) from 47 investors with gross proceeds of $4,000, less $531 of debt issuance costs, that rank pari passu to the 2021 Debt Financing at an 8% interest rate. The debt issuance costs are amortized over the remaining life of the convertible debt.

The 2021 Debt Financing had a maturity date of December 15, 2023. In December 2023 and January 2024, the maturity date of all convertible promissory notes was extended to February 14, 2024. Upon the closing of an IPO, prior to the redemption date, the convertible debt was convertible into the Company’s common stock at a conversion price equal to 80% of the public offering price of the Company’s common stock in the IPO. Management considered the accounting effect of the conversion feature and determined the convertible debt to be accounted for as share-settled debt and accreted the value of the convertible debt to their expected conversion into equity at redemption date.

As of December 31, 2023, the convertible debt obligations comprised of $10,002 in principal and accrued interest of $1,860. As of March 31, 2023, the convertible debt obligations comprised gross proceeds of 10,002 and accrued interest of $1,260. The Company’s convertible debt obligations are secured by a security interest over the assets of Perfect Moment Ltd. and its subsidiaries. The convertible debt obligations are junior to any bank debt.

The unamortized debt discount is the related arrangement fees that are being amortized against the convertible debt obligations on the consolidated balance sheets. During the nine months ended December 31, 2023 and 2022, aggregate debt and related issuance costs of $0 and $1,168 respectively, were incurred and recorded as debt discount, of which $492 and $767, respectively, was amortized during the same periods.

In connection with the 2021 Debt Financing and 2022 Debt Financing, we have covenants that limit the amount of indebtedness we may incur and assets we may pledge. As of December 31, 2023, we were in compliance with such covenants.

On February 12, 2024, $10,002 in principal amount plus accrued interest in the amount of $1,985 automatically converted into the Company’s common stock, at 80% of the initial public offering price into an aggregate of 2,497,267 shares of common stock (see note 13).

NOTE 8. EQUITY

Series A Preferred Stock

On March 15, 2021, PMA, the former parent entity, engaged in a share for share exchange with the Company, thereby creating the Company as the ultimate parent company. As part of the share for share exchange, existing PMA shareholders’ equity was exchanged for an equivalent amount of share capital in the Company in the form of common stock and preferred stock. As a result of the transaction, 5,323,782 shares of Series A Convertible Preferred Stock (“Series A Stock”) with a $0.0001 par value were issued to existing PMA shareholders for nil consideration. The Series A Stock could be voluntarily converted into shares of common stock at the request of the Series A stockholder by providing written notice. The Series A Stock was also subject to mandatory conversion into common stock upon either an IPO or by vote or written consent of at least 66 2/3% holders of the outstanding shares of the Series A Stock. The conversion was at a rate of one share of Series A Stock for one share of common stock without payment of additional consideration. The holders of Series A Stock were entitled to receive dividends as if the conversion to common stock had taken place, if and when dividends are declared. Such dividends take preference to dividends paid on shares of common stock and are non-cumulative. The holders of the Series A Stock were entitled to vote based on the equal number of whole shares of common stock into which the shares of Series A Stock are convertible as of the date of the vote. The Series A Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company or deemed liquidation event ranked senior to both the common stock and any other class of stock which specifically ranks junior to the Series A Stock.

On February 12, 2024, all outstanding shares of our Series A convertible preferred stock were automatically converted into 5,323,782 shares of common stock in connection with the closing of the initial public offering (see note 13).

Series B Preferred Stock

On September 23, 2022, the Company authorized the issuance and sale of up to 1,200,000 shares of Series B Convertible Preferred Stock (“Series B Stock”), with a par value of $0.0001 per share and a purchase price of $5.00 per share. A total of 1,189,998 shares of Series B Stock was issued between September 2022 and November 2022, for net proceeds of $5,200, net of broker fees of $750. The Series B Stock could be voluntarily converted into shares of common stock at the request of the Series B stockholder by providing written notice. The Series B Stock was also subject to mandatory conversion into common stock upon either an IPO or by vote or written consent of at least 66 2/3% holders of the outstanding shares of the Series B Stock without payment of additional consideration. The conversion was determined by dividing the original issue price by the conversion price in effect at the time of conversion. The initial conversion price was set at $5.00 per share. The holders of Series B Stock were entitled to receive dividends as if the conversion to common stock had taken place, if and when dividends are declared. Such dividends took preference to dividends paid on shares of common stock and are non-cumulative. The holders of the Series B Stock were entitled to vote based on the equal number of whole shares of common stock into which the shares of Series B Stock were convertible as of the date of the vote. The Series B Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company or deemed liquidation event, ranked pari passu with the Series A Stock.

On February 12, 2024, all outstanding shares of our Series B convertible preferred stock were automatically converted into 1,189,998 shares of common stock in connection with the closing of the initial public offering (see note 13).

Common stock

During May to August 2023, the Company issued 409,050 shares of common stock at a par value of $0.0001 and a purchase price of $6.00 per share. The total net proceeds were $2,179, net of broker fees and expenses of $275. The holders of the common stock shall be entitled to cast one vote for each share held at all stockholder meetings and have no right to subscribe to or purchase any new or additional issue of shares.

NOTE 9. STOCK-BASED COMPENSATION

The Company grants equity-based awards (typically stock options) under the 2021 Plan and occasionally outside of the 2021 Plan to employees, directors and consultants in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation – Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period.

Employee stock awards

A summary of option activity under the 2021 Plan for the nine months ended December 31, 2023 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)

Outstanding at March 31, 2023	163,613	$2.92	3.59
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2023	163,613	$2.92	2.83

Vested December 31, 2023	136,343	$2.80

Exercisable at December 31, 2023	136,343	$2.80

At December 31, 2023, the intrinsic value of the outstanding options under the 2021 Plan was $504.

A summary of option activity outside of the 2021 Plan for the nine months ended December 31, 2023 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)

Outstanding at March 31, 2023	136,344	$0.01	3.25
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2023	136,344	$0.01	2.50

Vested December 31, 2023	136,344	$0.01	2.50

Exercisable at December 31, 2023	136,344	$0.01	2.50

At December 31, 2023, the intrinsic value of the outstanding options outside of the 2021 Plan was $817.

During the nine months ended December 31, 2023, the Company did not grant any stock options to employees. The total stock compensation expense recognized relating to the vesting of stock options for the nine months ended December 31, 2023 and 2022 amounted to $18 and $95, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense was $27, which is expected to be recognized as part of operating expense through July 2025.

Non-employee stock awards

Common shares issued to consultants

During 2021, the Company engaged several consultants to provide services relating to the IPO who were compensated with common stock awards. These consultant stock awards were recorded in accordance with ASC 718. Compensation expense is recorded for these stock awards based on the amortization of the fair market value and common stock issued over the agreed service or vesting period, taking into account clawback provisions. The fair value of the shares is based on the enterprise valuation as outlined in ASC 718-10-55-10 through ASC 718-10-55-12. The shares subject to clawback provisions remain unvested until the related performance condition is met in line with ASC 718-10. If clawback features are triggered, the unvested shares will be returned to the Company in line with ASC 718-10.

In January and March 2021, 2,000,000 shares of common stock with a total fair value of $7,000 were issued to certain non-employees in exchange for consulting and advisory services to be performed relating to the 2021 share exchange and the 2021 convertible debt financing (see Note 7), of which 50% were subject to clawback contingent upon an IPO. As services were relating to, and contingent upon execution of an IPO, no expense was recognized for the shares subject to clawback, until occurrence of an IPO. During the nine months ended December 30, 2022, the consultants performed additional services and the Company agreed to remove the clawback provision and the $3,500 fair value for the remaining 1,000,000 shares of common stock was recognized within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss during the three months then ended. As of December 31, 2023 and March 31, 2023, no further shares were issuable under these agreements.

In October 2021, 75,000 shares of common stock with a total fair value of $295 were issued to a consultant in exchange for legal services to be performed relating to an IPO subject to a 100% clawback provision in the event that an IPO is not achieved. As services were relating to and contingent upon execution of an IPO, no expense was recognized until occurrence of an IPO. During the nine months ended December 31, 2022, the Company entered into an agreement to remove the clawback provision and the fair value of $295 was recognized within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss during the three months then ended. As of December 31, 2023 and March 31, 2023, no further shares were issuable under this agreement.

In relation to the above consulting and advisory services, the Company had granted rights to six holders of our common stock, to be issued additional shares of our common stock if the IPO price per share was less than $5.00, as adjusted for any stock split or combination prior to the IPO, or if we sold our equity securities before the closing of the IPO at the purchase price per share or conversion price per share that is less than $5.00, as adjusted for any stock split or combination prior to the IPO. Since the IPO price was greater than $5.00, this provision was not triggered

NOTE 10. FOREIGN CURRENCY TRANSLATION

We report all currency amounts in USD. The Company’s subsidiaries in the U.K., Hong Kong and Switzerland maintain their books and records in their functional currencies, which are GBP, HKD and CHF, respectively.

When consolidating the subsidiaries with non-USD functional currencies, we translate the amounts of assets and liabilities into USD using the exchange rate on the balance sheet date, and the amounts of revenue and expense are translated at the average exchange rate prevailing during the period. The gains and losses resulting from translation of financial statement amounts into USD are recorded as a separate component of accumulated other comprehensive loss within shareholders’ deficit.

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Period end exchange rate:

	December 31, 2023	March 31, 2023
GBP:USD	1.27325	1.23682
HKD:USD	0.12806	0.12739
CHF:USD	1.18857	1.09521

Average exchange rate:

	Three Months Ended
	December 31, 2023	December 31, 2022
GBP:USD	1.24192	1.17426
HKD:USD	0.12798	0.12783
CHF:USD	1.12880	1.03865

	Nine Months Ended
	December 31, 2023	December 31, 2022
GBP:USD	1.25321	1.20250
HKD:USD	0.12778	0.12756
CHF:USD	1.12421	1.03877

The following table, reported in USD, disaggregates our cash balances by currency denomination:

Cash denominated in:

	December 31, 2023	March 31, 2023
	$’000	$’000
USD	$1,943	$3,325
GBP	713	447
HKD	56	21
CHF	15	18
EUR	815	895
CNY	1	6
	$3,543	$4,712

Our cash primarily consists of funds held in bank accounts and third party payment platforms.

Cash held by HSBC	$3,163	$4,405
Restricted cash held by HSBC	173	-
Cash held by other banks	90	66
Cash held by third party payment platforms	116	239
Petty cash	1	2
	$3,543	$4,712

With the exception of petty cash, all our cash consists of funds held in bank accounts and third-party payment platforms. The Company maintains the majority of cash at HSBC where the balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. At times, the cash balances may exceed the FDIC-insured limit. As of December 31, 2023, we do not believe we have any significant concentrations of credit risk due to the strong credit rating of HSBC and the cash balance is expected to be utilized within 6 months to fund working capital requirements. The cash held by other banks is within the $250 FDIC insured amount and cash held by third party payment platforms are short term timing balances.

Subsequent to December 31, 2023 the Company closed its initial public offering netting proceeds of $6,426 that was deposited into JPMorgan Chase.

11. COMMITMENTS AND CONTINGENCIES

Legal proceedings - The Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.

On December 20, 2023, Aspen Skiing Company, LLC filed a complaint against the Company in the United States District Court for the District of Colorado, alleging, among other things, trademark infringement, false association, false endorsement, unfair competition and deceptive trade practices by the Company. Management has determined, after the advice of legal counsel, that the claims and actions related to such complaint are not expected to have a material adverse effect on our financial condition because management believes that the lawsuit will not succeed on the merits and the risk of any material loss is remote. The claims relate to the Company’s social media posts of models and influencers in ski gondolas on the mountain owned by Aspen Skiing Company and now discontinued limited edition clothing sold by the Company that included images, which were licensed by the Company from a photographer, of a skier’s rest area in Aspen that Aspen Skiing Company calls the “AspenX Beach Club.” The complaint seeks injunctive relief, but no motion for injunctive relief has been filed in the suit. The complaint also seeks delivery of all infringing material to Aspen Skiing Company and an award of the Company’s profits and Aspen Skiing Company’s damages in an amount to be determined at trial, costs incurred by Aspen Skiing Company in the action, their attorney’s fees and treble damages.

Capital commitments - The Company had zero purchase obligations as of December 31, 2023, related to purchase orders to factories for the manufacture of finished goods. All future obligations are to be financed by HSBC letters of credit and comprise the balance held as restricted cash on the condensed consolidated balance sheets.

NOTE 12. RELATED PARTY TRANSACTIONS

Certain directors of the Company and its subsidiaries, provided consulting and advisory services, as non-employees, totaling $55 and $44 for the three months ended December 31, 2023 and 2022, respectively, and totaling $292 and $197 for the nine months ended December 31, 2023 and 2022, respectively, recognized in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. As of December 31, 2023, $15 was unpaid and was included in trade payables. As of March 31, 2023, $22 was unpaid and included in accrued expenses.

Below are the directors of the Company and its subsidiaries, that provided consulting and advisory services.

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Max Gottschalk (director of the Company)	$45	$33	$135	$91
Jane Gottschalk (director of the Company)	-	-	-	69
Tracy Barwin (director of the Company)	6	-	129	-
Andreas Keijsers (director of a subsidiary)	4	11	28	37
Total Revenues	$55	$44	$292	$197

The Company has engaged Deliberate Software Limited (“Deliberate”) as a supplier for IT services amounting to $154 and $108 for the three months ended December 31, 2023 and 2022, respectively, and $293 and $349 for the nine months ended December 31, 2023 and 2022, respectively, recognized within selling, general and administrative expenses. As of December 31, 2023 and March 31, 2023, $117 and $14, respectively, were unpaid and included in trade payables. A director of Deliberate is an immediate family member of Negin Yeganegy, the former Chief Executive Officer and director of PML, up to November 2022. As of December 31, 2023 and March 31, 2023, Deliberate held 100,351 shares of Series A preferred stock which are convertible to 100,351 shares of common stock immediately prior to an IPO.

On March 15, 2021, PML entered into a convertible debt obligation agreement with 47 investors including JGA (see Note 7), which is deemed to be a related party of Max Gottschalk, the Chairman and director of the Company. The portion of the convertible debt obligation (outstanding principal and accrued interest) repayable to JGA amounted to $245 and $233 as of December 31, 2023 and March 31, 2023, respectively. Upon the closing of an IPO prior to the redemption date, the debt financing shall be convertible into shares of the Company’s common stock at a conversion price equal to 80% of the public offering price of the Company’s common stock in the IPO.

On November 15, 2021, the Company entered into services agreements with each of Purple Pebble America LLC, an entity controlled by Priyanka Chopra, and NJJ Ventures, LLC, an entity controlled by Nicholas Jonas, to provide advertising and publicity services to the Company in exchange for 377,428 shares of our common stock each, plus product samples and reimbursement of costs and expenses related to the services provided. The shares of common stock were subject to a forfeiture schedule based on service milestones. All such shares of common stock have ceased to be subject to forfeiture on May 15, 2023. The original term of each services agreement expired on May 15, 2023, but was extended to May 15, 2024. Ms. Chopra and Mr. Jonas are married; neither has any interest in or control over the entity indicated as controlled by the other. Ms. Chopra disclaims any beneficial ownership of the shares of common stock owned by NJJ Ventures, LLC and Mr. Jonas disclaims any beneficial ownership of the shares of common stock owned by Purple Pebble America LLC.

On June 29, 2022, the Company entered into a short-term loan of $202 from Sprk Capital Limited at an interest rate of 16% that was repayable by December 31, 2022. The principal loan plus interest was repaid in February 2023. Interest expense during the three and nine months ended December 31, 2022 was $16 and $24, respectively. A director of Sprk Capital Limited, Simon Nicholas Champ, is a shareholder of the Company. As of December 31, 2023 and March 31, 2023, Simon Nicholas Champ held 19,570 shares of Series A preferred stock which are convertible to 19,570 shares of common stock immediately prior to an IPO.

We, through PMA, are party to a consulting agreement with Max Gottschalk, dated May 15, 2019, which continues until terminated in accordance with its terms, during which Mr. Gottschalk is entitled to receive fees for services rendered amounting to £8,000 per month from April 2021 to November 2022 and £12,000 per month since December 2022. These amounts are in lieu of any other cash payments or equity awards Mr. Gottschalk may otherwise have been entitled to receive as a member of our board of directors.

We, through PMA, were party to a consulting agreement with Jane Gottschalk, dated April 30, 2018, pursuant to which Ms. Gottschalk was entitled to receive £8,000 per month since April 1, 2019, for services rendered. These amounts are in lieu of any other cash payments or equity awards Ms. Gottschalk may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement was terminated effective September 1, 2022, after which Ms. Gottschalk became an employee of PMUK.

We were party to a consulting agreement with Tracy Barwin, dated November 18, 2022, pursuant to which Ms. Barwin was entitled to receive £1,500 per day for services rendered with a minimum commitment of two days per month. These amounts were in lieu of any other cash payments or equity awards Ms. Barwin may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement with Ms. Barwin was terminated in October 2023 and replaced by an independent director agreement.

We, through PMA, were party to a consulting agreement with Arnhem Consulting Limited (“Arnhem”), a company controlled by Andre Keijsers, dated February 28, 2017, pursuant to which Arnhem was entitled to receive £1,200 per month for services rendered. The consulting agreement was terminated in October 2023 as a result of Mr. Keijsers becoming a director of the Company.

On June 26, 2023, our HSBC trade finance facility became secured by a standby documentary credit for $1,000 from UBS Switzerland AG, which standby documentary credit is secured by a guarantee from JGA. The JGA guarantee accrues interest of 8% per annum, payable by the Company. The UBS standby documentary credit expired on November 26, 2023 and was renewed through January 26, 2024. Upon renewal, the interest accrual increased to 10% per annum. The interest charged for the three and nine months ended December 31, 2023 was $20 and $53, respectively . Such JGA guarantee is in addition to the $4,000 personal guarantee of the trade finance facility by Mr. Gottschalk, described below.

The Chairman of our board of directors, Max Gottschalk, has provided a $4,000 personal guarantee for all monies, obligations and liabilities owing by PMA to HSBC, the Company’s principal banking facility provider. The guarantee is a pay-on-demand guarantee securing the Company’s obligations under the HSBC facility, including interest and bank costs, fees and expenses, up to $4,000.

13. SUBSEQUENT EVENTS

Initial Public Offering

On February 7, 2024, the company entered into an underwriting agreement with ThinkEquity LLC, as representative (the “Representative”) of the several underwriters identified therein, relating to the Company’s initial public offering (the “IPO”) of 1,334,000 shares of the Company’s common stock, par value $0.0001 per share. The Company previously filed the form of underwriting agreement as an exhibit to the Company’s registration statement on Form S-1, as amended from time to time (File No. 333-274913), which was declared effective by the Securities and Exchange Commission on February 7, 2024. The price per share to the public was $6.00 generating gross proceeds of $8,004. The Company also granted the Underwriters a 45-day option to purchase up to 200,100 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO.

The number of shares of common stock outstanding after this offering was 15,578,449 as of February 7, 2024, that included the previously issued and outstanding of 5,233,402, the 1,334,000 shares issued as part of this offering plus (i) the automatic conversion of all outstanding shares of our Series A convertible preferred stock into 5,323,782 shares of common stock, (ii) the automatic conversion of all outstanding shares of our Series B convertible preferred stock into 1,189,998 shares of common stock and (iii) the automatic conversion, in connection with the closing of this offering (closing on February 12, 2024), of $10,002 in principal amount plus accrued interest in the amount of $1,985 under our 8% senior subordinated secured convertible promissory notes (the “2021 Notes”) and our 8% senior subordinated secured convertible promissory notes (the “2022 Notes” and, together with the 2021 Notes, the “Notes”), at 80% of the initial public offering price into an aggregate of 2,497,267 shares of common stock.

On February 12, 2024, the Company consummated the IPO and issued 1,334,000 shares of Common Stock for aggregate net proceeds of approximately $6,426, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the proceeds for general corporate purposes, including working capital, sales and marketing activities and general and administrative matters. Concurrently with the closing of the IPO, the Company also issued warrants to purchase up to 66,700 shares of Common Stock to the Representative and its designees, at an exercise price of $7.50 per share (the “Underwriter Warrants”). The Underwriter Warrants are exercisable beginning on August 5, 2024, and expire on February 7, 2029.

On January 25, 2024, the Company amended it’s 2021 Incentive Plan, with stockholder approval, to increase the number of shares of common stock available for issuance under the 2021 Incentive Plan to 3,799,957 shares, and to provide for automatic annual increases of the shares available for issuance under the 2021 Incentive Plan on the first day of each fiscal year beginning with the fiscal year ending March 31, 2025 and ending on (and including) the fiscal year ending March 31, 2031, in an amount equal to the lesser of (i) 500,000 shares of commons stock, or (ii) such number of shares determined by the plan administrator no later than the last day of the immediately preceding fiscal year.

Pro Forma Balance Sheet Information

At December 31, 2023

Unaudited

The pro forma information gives effect to (i) the automatic conversion, in connection with the closing of the IPO, of all of our outstanding shares of Series A convertible preferred stock into 5,323,782 shares of common stock, (ii) the automatic conversion, in connection with the IPO, of all outstanding shares of our Series B convertible preferred stock into 1,189,998 shares of common stock, (iii) the automatic conversion, in connection with the IPO, of $10,002 in principal amount plus accrued interest in the amount of $1,985 under the Notes into an aggregate of 2,497,267 shares of common stock, at 80% of the initial public offering price at $6.00 per share, (iv) the issuance and sale of 1,334,000 shares of our common stock from the IPO, at $6.00 per share resulting in net proceeds to the Company of $6,426.

Pro Forma Balance Sheet Information

At December 31, 2023

(Amounts in thousands, except share and per share data)

(Unaudited)

	Actual	Pro Forma

Assets
Current assets:
Cash and cash equivalents	$3,370	$9,796
Restricted cash	173	173
Other current assets	7,916	7,916
Total current assets	11,459	17,885
Deferred offering costs	923	-
Other non-current assets	702	702
Total non-current assets	1,625	702
Total Assets	$13,084	$18,587

Liabilities and Shareholders’ (Deficit)/Equity
Current liabilities:
Trade payables	$2,068	$2,068
Accrued expenses	2,900	2,900
Trade finance facility	999	999
Convertible debt obligations	11,862	-
Operating lease obligations, current portion	66	66
Unearned revenue	505	505
Total current liabilities	18,400	6,538
Non-current liabilities:
Operating lease obligations, long-term portion	15	15
Total non-current liabilities	15	15
Total Liabilities	18,415	6,553

Shareholders’ equity:
Common shares; $0.0001 par value; 5,233,402 shares issued and outstanding as of December 31, 2023 and 15,578,449 shares on a Pro Forma basis	-	1
Series A and Series B convertible preference shares; $0.0001 par value; 6,513,780 shares issued and outstanding as of December 31, 2023 and 0 shares on a Pro Forma basis	1	-
Additional paid-in capital	38,107	55,472
Accumulated other comprehensive income	(204)	(204)
Accumulated deficit	(43,235)	(43,235)
Total shareholders’ equity	(5,331)	12,034
Total Liabilities and Shareholders’ Equity	$13,084	$18,587

Employee Stock Plans

On March 5, 2024, the Company granted 300,000 shares of its restricted stock to an officer in accordance with their employment agreement dated November 7, 2022. The Restricted Stock Units vest in four equal installments, starting on the officer’s start date. These Restricted Stock Units were valued based on market value of the Company’s stock price at the respective date of grant and had aggregate fair value of $1,230, which will be amortized as stock compensation expense over its vesting term.

On March 5, 2024, the Company granted stock options to directors, officers, and employees to purchase a total of 1,406,593 shares of Common Stock for services rendered and to be rendered. The options have an exercise price of $4.10 per share, expire between five and ten years, vesting in equal installments over four years from their date of employment or the date the award was originally approved, but not granted.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Perfect Moment is a luxury lifestyle brand that combines fashion and technical performance for its ranges of skiwear, outerwear, swimwear and activewear. We create apparel and products that feature what we believe is an unmatched combination of fashion, form, function and fun for women, men and children.

Across all revenue channels, Perfect Moment distributes to over 60 countries. We design our products in-house and work with a variety of suppliers to manufacture materials and finished goods. Our collections are worn by an evolving list of celebrities and influencers whose perfect moments are captured across a range of social media platforms.

Revenue

Total revenue for the nine months ended December 31, 2023 was $19,602 compared to $19,426 for the nine months ended December 31, 2022, an increase of $176 or 1%. The increase is primarily attributed to an increase in ecommerce revenue of $1,266 or 28% versus the prior year. The increase in ecommerce is attributed to enhanced brand awareness and the Company’s focus on ecommerce. The overall increase is offset by a decrease in wholesale revenue of $1,090 or 7%. The decrease is attributed to significantly higher purchases in fiscal year 2023 due to the post Covid rebound.

Total revenue for the three months ended December 31, 2023 was $12,726 compared to $16,146 for the three months ended December 31, 2022, a decrease of $3,420 or 21%. The decrease is primarily attributed to the fact we recognized a significant amount of wholesale revenue in the second quarter related to early shipments of our fall and winter collections that was recognized in the third quarter last year. For the six months ended September 30, 2023, our wholesale revenue was up $3,009 or 165% versus the six months ended September 30, 2022. In addition to timing of shipment and revenue recognition, our wholesale accounts had significantly higher purchases in fiscal year 2023 due to the post Covid rebound. The decrease is offset by an increase in ecommerce revenue of $707 or 23% versus the prior year. The increase in ecommerce is attributed to enhanced brand awareness and the Company’s focus on ecommerce.

Ecommerce

The Company has deployed strategies across the entire sales and marketing funnel as we focus on building a direct relationship with our customer, which we believe is an important step of following our customer from the ski slopes, to après, to the chalet, and eventually home expanding our product offering across all seasons.

We remain one of the most followed luxury ski brands globally and increased our followers across all social media platforms (Instagram, Facebook (Meta) and TikTok) by 18% from March 31, 2023 through March 20, 2024. The number of unpaid celebrities and influencers driving the top of our funnel is extraordinary for a Company our size. The strength at the top of the funnel provides opportunities to move our customers through the funnel that not only leads to sales, but more importantly allows us to build a community and ultimately customer loyalty.

For the nine months ended December 31, 2023, our digital strategies have aligned our customer with the expectations of a luxury brand allowing us to reach new milestones. Our focus for fiscal 2024 was to drive full price retail by reducing the number of products on discount and shortening our discount windows. The strategy was deployed throughout the year including Black Friday where we discounted a smaller product range than in prior years while providing our customers with a balance between full price and promotional items. The result was our biggest Black Friday as we delivered $1,833 of sales a 52% increase versus the prior year, while achieving higher margins.

Gross Profit and Margin

Our gross profit for the nine months ended December 31, 2023 was $7,636 compared to $7,101 for the nine months ended December 31, 2022, an increase of $535 or 8%. Our gross margins were 39.0% compared to 36.6% in the prior year. The increases are driven by less discounting and fewer discount windows plus the addition of Global-e as a logistic partner.

Our gross profit for the three months ended December 31, 2023 was $4,866 compared to $6,202 for the three months ended December 31, 2022, a decrease of $1,336 or 22%. Our gross margins were 38.2% and virtually flat compared to the 38.4% achieved in the prior year. The decrease in gross profit is primarily attributed to the early shipment of wholesale orders as the margin was recognized in Q2 in the current year compared to Q3 last year. The fact margins remained virtually flat considering the decrease in higher margin wholesale revenue is attributed to our strategic shift in ecommerce sales where we lowered the number of products discounted, while maintaining full prices on our core products in the three months ended December 31, 2023 compared to same period in the prior year.

Improving our gross margins in ecommerce has been a focus in fiscal year 2024, with anticipated improvements to our gross margins in fiscal year 2025. Currently, all ecommerce orders are dispatched from a third party distribution center in the United Kingdom and in most instances the Company is paying duties to cross international borders. Compounding the margin dilution is the fact we are paying duties at full retail and not at a transfer price. We plan on opening third party operated distribution centers in key markets to lower our duty costs. The local distribution centers will improve our customer experience, lower our duty cost plus reduce outbound and return shipping cost. Our first third party distribution center outside of the United Kingdom will be in the United States.

Summary of Key Strategies to Improve Margin

●	Shift towards direct-to-consumer revenue (such as ecommerce and physical retail). We expect that reducing our focus on wholesale from a two-thirds share of sales to 40% over time would result in a double-digit percentage point improvement in our gross margin.

●	Reducing product range within skiwear. We believe the current range offers too much choice, and yields poorer margins, resulting from a lack of economies of scale and higher levels of markdown and discounts.

●	Review and modify supplier base. We are expecting our supplier base to evolve as we source fabrics and trims more efficiently and introduce new finished good suppliers with better commercial terms (such as lower labor costs or better duty rates due to factories being based in the EU, UK or Vietnam).

●	Review and revise price positioning. We will continue reviewing our selling prices. We are expecting to introduce better discipline and processes to assess price positioning with a focus on margin by each product, country of manufacture and country of selling. We expect to raise selling prices to improve the gross margin over time as part of the range development process and will monitor price elasticity. We believe prices are relatively in-elastic for our industry and our customer segment, and that pricing increases are generally expected by customers annually for luxury goods.

●	Focusing on reducing costs relating to crossing borders. Operating a global business requires crossing borders with products resulting in high costs for freight, duty, couriers and other handling costs. Perfect Moment has grown very quickly and as a result has not been able to focus on crossing borders in a cost-effective way. We are focused on reducing these costs and expect to see savings over time in freight (for example by using less air freight and more sea freight), lowering duty costs (for example moving production to countries with lower tariffs and opening third party logistic hubs) and reducing broker fees through better processes.

Our Business Strategy

Perfect Moment sits at the intersection of three large and growing markets (luxury ski apparel, premium outerwear and athleisure and lifestyle). Based on the characteristics of these respective markets, we believe we have the right brand profile, geographic footprint, target demographic, marketing tools and operational expansion plan to gain significant market share. We believe we are also well-positioned to drive sustainable growth and profitability by executing on the following strategies:

Grow Brand Awareness and Attract New Customers

Building brand awareness among potential new customers and strengthening our connections with those who already know us will be a key driver of our growth. While we believe our brand has achieved substantial traction globally and those who have experienced our products demonstrate loyalty, our presence is relatively nascent in many of our markets. We believe we have a significant opportunity to grow brand awareness and attract new customers to Perfect Moment through word of mouth, brand marketing and performance marketing.

In the past, Perfect Moment’s strong skiing heritage has been used to engage with a core ski audience for whom we believe the combination of technical performance and retro inspired designs resonate strongly. We believe the nature of skiing as a largely affluent, international pursuit means there is a large opportunity in aspirational, lifestyle-led social media engagement. We believe Perfect Moment has captured this social media opportunity to great effect, combining the style and form of the brand with celebrities, influencers, top-tier editorial, collaborations and luxury locations to create a distinct, fun and engaging aspirational lifestyle narrative. Beyond social media, we believe Perfect Moment has been able to deploy this same core brand proposition and narrative to direct digital marketing and traditional media, elevating brand profile and driving high levels of engagement simultaneously. Perfect Moment has also been able to build an effective online marketing engine driving large volumes of direct, organic search and paid search traffic to our e-commerce website, www.perfectmoment.com.

Perfect Moment expects to continue its approach to social media, building its follower base through a similar and evolving mix of celebrities, influencers, editorials and locations. It also expects to continue to pursue and scale the effective search engine optimization and paid search strategies which have contributed to online sales growth, as well as direct marketing and customer engagement via direct customer communications. Perfect Moment is developing plans to leverage a new Perfect Moment owned physical store network to deepen its brand identity and profile, as well as drive higher levels of loyalty and engagement at the local level.

Brand marketing and performance marketing also work together to drive millions of visits to our digital platforms. Brand marketing includes differentiated content, our network of ambassadors, and social media, all of which result in what we believe is outsized engagement with our community. Our performance marketing efforts are designed to drive customers from awareness to consideration to conversion. These efforts include retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization and personalized email. We believe our highly productive, diversified strategy generates a significant return on brand equity, driving sales and building a growing customer database.

We approach this strategy as a funnel, with brand awareness at the top and customer conversion at the bottom, allocating resources across the top, middle and bottom, and measuring returns on these respective investments.

Accelerate Digital Growth

Having used the wholesale channel to establish our brand globally, we believe we will become less reliant on wholesale partners during the next 5 years by committing more resources to our direct-to-consumer strategy and accelerating our digital growth. We believe technology and partnerships are the key underpinning factors in any e-commerce business and as such we will continue to enhance customer experience, focusing on mobile as the dominant growth channel and leveraging the emerging benefits of social and conversational commerce.

Pursue International Expansion and Enter New Markets

We believe there is an opportunity to increase penetration across our existing markets and selectively enter new regions. Although the Perfect Moment brand is recognized globally, our past investments have been focused on North America, the United Kingdom and the EU and have driven revenue growth in the United States during the past fiscal year.

While we expect the majority of our near-term growth to continue to come from the United States, the United Kingdom and the EU, we believe there is a tremendous opportunity over the long term throughout the rest of the world. In the fiscal year ended March 31, 2023, we increased our outreach in what we believe are the most promising countries in continental Europe. As part of the plan to enter new markets, we will start with China, as we seek to enhance our ability to serve our international customers and further establish Perfect Moment as a global brand.

We believe there is a significant opportunity beyond our existing markets, with China representing the next market opening for Perfect Moment. China is projected to become the largest winter sports market, with people participating expected to reach 50 million by 2025 with 1,000 ski resorts to be open by 2030, according to reports by Daxue Consulting and Capital Mind. We plan to enter the Chinese market directly in 2024 on Tmall, using local partners to operate, with a digital approach to selling. We are forecasting running losses with respect to such activities for two years, then become profitable from the third year of such activities, with China representing less than 10% of our revenue by 2027. We believe the most significant hurdle to overcome with respect to our plan to enter the Chinese market is liquidity to fund the initial operating losses.

In order to offer a more localized experience to customers internationally, we intend to offer market-specific languages, currency and content, as well as strategic international shipping and distribution hubs. We plan to leverage our social media strategy and expand our network of social media ambassadors to grow our brand awareness globally.

Enhance Our Wholesale Network

Although in the next 5 years we will be mainly focused on accelerating digital growth and our direct-to-consumer channel, we still intend to continue broadening customer access and strengthening our global foothold in new and existing markets by strategically expanding our wholesale network and deepening current relationships. In all of our markets, we have an opportunity to increase sales by adding new wholesale partners and increasing volume in existing retailers. Additionally, we are focused on strengthening relationships with our retail partners through broader offerings, exclusive products and shop-in-shop formats, which are dedicated spaces within another company’s retail store on a short-term rental basis. We believe our retail partners have a strong incentive to showcase our brand as our products drive customer traffic and consistent full-price sell-through in their stores.

Broaden Our Product Offering

Continuing to enhance and expand our product offering represents a meaningful growth driver for Perfect Moment. We expect that broadening our product line will allow us to strengthen brand loyalty with the existing Perfect Moment customer base, drive higher penetration in our existing markets and expand our appeal across new geographies. We intend to continue developing our offering through the following strategies.

Elevate Fall and Winter. Perfect Moment will continue to focus on quality materials and distinctive designs in order to create luxury products which aim to deliver technical performance and style impact. However, believing that people want to bring the functionality of our ski apparel into their everyday lives, Perfect Moment is broadening the product range beyond the core “on-slope” skiwear to encompass less technical lifestyle products and a wide range of exceptional products for any occasion, including all year round accessories.

Expand Spring and Summer. We intend to continue building our successful Spring and Summer collections in categories such as surfwear, activewear, loungewear and swimwear. We believe offering inspiring new and complementary product categories that are consistent with our values of heritage, functionality and quality and can become part of our core business represents an opportunity to develop a closer relationship with our customers and expand our addressable market.

We believe this strategy will deliver a number of benefits:

●	Increased Revenues. We expect that cross-over into adjacent product markets will increase sales by allowing us to sell outerwear, lifestyle products, activewear and swimwear to non-skiers and cross-sell lifestyle and “off-slope” products to existing skiwear customers in a winter setting.

●	Reduced Seasonality. We expect that sales of new lifestyle products as well as activewear and swimwear products will be less concentrated in the winter months and increase revenue from new and existing customers as we grow brand awareness.

●	Improved Margins. We believe that our margins will be improved by this strategy because modest price increases across the existing range will allow Perfect Moment to strengthen its gross margins, greater use of high-margin luxury materials such as cashmere will support price and margin increases and a move towards more less technically-complex lifestyle pieces will also drive margin improvement. Full price sales with limited promotional activity will further improve margins.

During the fiscal year ended March 31, 2023 and the nine months ended December 31, 2023, we have restructured and invested in our design, product development, merchandizing and production teams to create a pathway to execute on this underpinning strategy. We expect the first products resulting from this investment to launch in the summer of 2024. We plan to then gradually increase our product offering as we evaluate demand, supply and profitability.

Establish Perfect Moment Owned Physical Retail

Perfect Moment has grown to date without a Perfect Moment owned physical stand-alone store presence. Sales growth has been driven by our online offering and wholesale network. As part of our growth strategy, we believe opening directly operated stores in strategically selected major cities and pop-up stores in strategic ski resorts and high-traffic city locations would provide an excellent opportunity to generate sales in key locations, providing a luxury in-store experience, reflecting the character of the brand and providing an experiential contact point for customers.

As our product range expands, we see the potential to further grow our community with a physical presence by opening directly operated stores. We already have physical presence in department stores, operated under wholesale arrangements. Operating Perfect Moment owned stores would provide our community a home for the brand and act as a beacon for new or potential customers, but they also add extra complexity and risk. In order to test our retail model we plan to first establish pop-up locations. We evaluate each potential store location based on lease availability and projected viability, and plan to open popups in the fiscal year ending March 31, 2025 and year-round stores beginning the fiscal year ending March 31, 2026.

Segment Reporting

The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Chief Operating Decision Maker has been identified as the Chief Executive Officer.  The Company reports segments based on the financial information it uses in assessing performance and deciding how to allocate resources. Management has determined that the Company operates in one business segment, product sales. Key financial measures including but not limited to gross profit, Adjusted EBITDA and net loss are not reported at a disaggregated level for wholesale and ecommerce and resource allocation decisions to the business strategy are not made based solely on our key financial measures.

Geographic Concentration

Although we are organized fundamentally as one business segment, our revenue is primarily split between three geographic areas: the United States, Europe and the United Kingdom. Customers in these regions are served by our leadership and operations teams in the United Kingdom and our production team in Hong Kong.

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended				Nine Months Ended
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022

Europe (excluding United Kingdom)	$4,801	38%	$5,415	34%	$6,833	35%	$6,456	33%
United States	4,743	37%	7,128	44%	8,189	42%	8,343	43%
United Kingdom	2,402	19%	2,752	17%	3,467	18%	3,491	18%
Rest of the World	780	6%	851	5%	1,113	5%	1,136	6%
Total Revenues	$12,726		$16,146		$19,602		$19,426

The change in United States revenue as a percentage of total revenue is primarily due to a significant amount of wholesale revenue in the second quarter related to early shipments of our fall and winter collections.

Supplier concentration

For the three months ended December 31, 2023 and 2022, the largest single supplier of manufactured goods, Everich Garments Group Ltd., produced 92% and 83%, respectively, of the Company’s products. For the three months ended December 31, 2023 and 2022, there were no fabric purchases.

For the nine months ended December 31, 2023 and 2022, the largest single supplier of manufactured goods, Everich Garments Group Ltd., produced 75% and 72%, respectively, of the Company’s products. For the nine months ended December 31, 2023 and 2022, the largest fabric supplier, Toray International Inc., supplied 63% and 54%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

No single customer accounted for more than 10% of total revenue for the three months ended December 31, 2023. For the nine months ended December 31, 2023, we had one major customer, which accounted for approximately 16% or $3,168 of total revenue. The related accounts receivable balance for this customer was approximately $0 as of December 31, 2023, and $41 as of March 31, 2023.

For the three and nine months ended December 31, 2022, we had one major customer, which accounted for approximately 17% or $2,786 of total revenue and 14% or $2,786 of total revenue, respectively. The related accounts receivable balance for this customer was approximately $41 as of December 31, 2022, and $0 as of March 31, 2022.

Key Financial Measures

We use the following US GAAP and non-US GAAP financial measures to assess the progress of our business, make decisions on where to allocate time and investment and assess then near-term and longer-term performance of our business:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Amounts in thousands, except percentages)
Key Financial Measures
Net revenue
Wholesale	$8,974	$13,101	$13,827	$14,917
Ecommerce	3,752	3,045	5,775	4,509
Total net revenue	12,726	16,146	19,602	19,426
Gross profit	4,866	6,202	7,636	7,101
Gross margin (1)	38%	38%	39%	37%
Loss from operations	728	2,320	(2,284)	(5,970)
Net loss	$1,204	$3,267	$(2,980)	$(7,838)
Adjusted EBITDA (2)	$1,749	$4,074	$(1,171)	$(1,016)

(1)	Gross margin is defined as gross profit as a percentage of total net revenue.

(2)	We define “Adjusted EBITDA” as net loss excluding interest expense, income tax benefit (expense), depreciation and amortization and stock-based compensation expense. Adjusted EBITDA is a measure that is not defined in US GAAP. For further information about how we calculate Adjusted EBITDA, the limitations of its use and a reconciliations to the most comparable US GAAP measure.

Results of Operations

Three Months Ended December 31, 2023 as Compared to the Three Months Ended December 31, 2022

The following is a comparison of our results of operations for the three months ended December 31, 2023 and 2022.

	Three months ended December 31,
	2023	2022	Change

(Amounts in thousands)
Statements of operations data:
Net revenue
Wholesale	$8,974	$13,101	$(4,127)
Ecommerce	3,752	3,045	707
Total Revenue	12,726	16,146	(3,420)
Cost of goods sold	(7,860)	(9,944)	2,084
Gross profit	4,866	6,202	(1,336)
Operating expenses
Selling, general and administrative expenses	(2,659)	(2,442)	(217)
Marketing and advertising expenses	(1,479)	(1,440)	(39)
Total operating expenses	(4,138)	(3,882)	(256)
Income from operations	728	2,320	(1,592)
Interest expense	(403)	(489)	86
Foreign currency transactions gains	879	1,436	(557)
Net income	1,204	3,267	(2,063)
Other comprehensive gains
Foreign currency translation losses	(758)	(923)	165
Comprehensive income/(loss)	$446	$2,344	$(1,898)

Revenue

Total revenue for the three months ended December 31, 2023 was $12,726 compared to $16,146 for the three months ended December 31, 2022, a decrease of $3,420 or 21%. The decrease is primarily attributed to recognizing a significant amount of wholesale revenue in the second quarter related to early shipments of our fall and winter collections. For the six months ended September 30, 2023, our wholesale revenue was up $3,009 or 165% versus the six months ended September 30, 2022. In addition to the timing of revenue recognition, our wholesale accounts had significantly higher purchases in fiscal year 2022 due to the post Covid rebound. The additional purchases created lower sell through impacting fiscal 2023 orders. The decrease is offset by an increase in ecommerce revenue of $707 or 23% versus the prior year. The increase in ecommerce is attributed to our continued focus of enhancing brand awareness to drive ecommerce sales, which led to our biggest Black Friday in the Company’s history.

Cost of goods sold

Cost of goods sold for the three months ended December 31, 2023 was $7,860 compared to $9,944 for the three months ended December 31, 2022, a decrease of $2,084 or 21%. The change in cost of goods sold is primarily attributed to a decline in sales.

Gross profit and gross margin

Our gross profit for the three months ended December 31, 2023 was $4,866 compared to $6,202 for the three months ended December 31, 2022, a decrease of $1,336 or 22%. The decrease in gross profit is primarily attributed to the early shipment of wholesale orders as the margin was recognized in Q2 in the current year compared to Q3 last year.

Our gross margins were 38.2% and virtually flat compared to the 38.4% in the prior year. The fact margins remained virtually flat considering the decrease in higher margin wholesale revenue is attributed to our strategic shift in ecommerce sales where we lowered the number of products discounted, while maintaining full prices on our core products in the three months ended December 31, 2023 compared to same period in the prior year.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of personnel related expenses, stock compensation expense, legal and professional fees, depreciation and amortization and other selling, general and administrative expenses, including IT, property related expenses, travel and product sample costs.

SG&A expenses for the three months ended December 31, 2023 were $2,659 compared to $2,442 for the three months ended December 31, 2022, an increase of $217 or 9%. The increase is primarily attributed to prior year restructuring costs of $657, offset by increases in labor of $252 to support growth and the fact the new management team started at various points of the third quarter, one-off costs to get the company public of $212, and increased travel of $197 due to lower travel in the prior year coming out of COVID-19.

Marketing and advertising expense

Marketing and advertising expenses for the three months ended December 31, 2023 were $1,479 compared to $1,440 for the three months ended December 31, 2022, an increase of $39 or 3%. The increase is primarily attributed to investments in brand awareness to drive ecommerce revenues and wholesale sell-through, which included a collaboration with Soho House & Co., a global hotel chain and group of private clubs, who have over 1.4 million Instagram followers and over 237,000 members drawn from the media, arts and fashion industries. All offset by decreases in amortization of pre-paid marketing.

Marketing and Brand Highlights

●	The total social audience reached by content posted by U.S. and U.K. key opinion leaders (KOLs)[1] about Perfect Moment was more than 166.8 million during the period. This represents the total combined followers of the celebrities, influencers, models, media publications, and fashion industry notables who organically posted about the brand during the quarter in the U.S. and U.K.

●	The total number of global unique visitors per month (UVPM) reached more than 4 billion during the quarter. This is the combined sum of UVPM reached by all global digital media coverage achieved during the quarter.

●	Hosted several brand events across the U.S. and Europe that included top fashion models and social media influencers with collective reach of more than 66.8 million followers.

●	Received broad media coverage during the quarter, including features in both US and British Vogue, Condé Nast Traveler, Esquire, Town & Country, Travel & Leisure, Evening Standard, WWD, GQ and Rolling Stone, and accolades from Harper’s BAZAAR, NY Magazine, Forbes, Esquire, ELLE, Glamor, and Haute Living Magazine (LA and Miami).

●	Featured on the front cover of Modern Luxury Aspen’s Holiday 2023/Winter 2024 issue, featuring model Kate Love wearing exclusively Perfect Moment. Included an eight-page fashion feature with Kate Love styled in Perfect Moment’s autumn/winter 2023 (AW23) collection, and a two-page profile feature with Jane Gottschalk our Chief Creative Officer. As the top luxury fashion publication in Aspen, Modern Luxury Aspen has 50,000 print subscribers and more than 1.1 million digital readers per month.

Note1: The company defines a key opinion leader (KOL) as a person who is considered an expert on a certain topic and whose opinions are respected by the public due to their trajectory and the reputation they have built. They are typically identified by their reach, social media following and stature. KOL may include but is not limited to celebrities, social media influencers, fashion models, contributors to media publications, and noted members of the fashion industry. There is no official listing or accreditation of KOLs, so the term is subjective, and therefore the list and definition may vary from company to company. The source of the KOLs, social media and audience reach statistics provided in this release are reports by the company’s public relations firm. No reliance should be made upon their accuracy or timeliness.

Foreign currency transactions gains (losses)

Foreign currency transactions gains decreased by $557, from $1,436 for the three months ended December 31, 2022 to $879 for the three months ended December 31, 2023, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Foreign currency translation gains (losses)

Foreign currency translation gains (losses) result from the process of translating the financial statements of our foreign entities functional currency into USD.   Foreign currency translation losses decreased by $165, from $923 for the three months ended December 31, 2022 to $758 for the three months ended December 31, 2023, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Nine Months Ended December 31, 2023 as Compared to the Nine Months Ended December 31, 2022

The following is a comparison of our results of operations for the Nine months ended December 31, 2023 and 2022.

	Nine months ended December 31,
	2023	2022	Change

(Amounts in thousands)
Statements of operations data:
Net revenue
Wholesale	$13,827	$14,917	$(1,090)
Ecommerce	5,775	4,509	1,266
Total Revenue	19,602	19,426	176
Cost of goods sold	(11,966)	(12,325)	359
Gross profit	7,636	7,101	535
Operating expenses
Selling, general and administrative expenses	(6,839)	(9,762)	2,923
Marketing and advertising expenses	(3,081)	(3,309)	228
Total operating expenses	(9,920)	(13,071)	3,151
Loss from operations	(2,284)	(5,970)	3,686
Interest expense	(1,169)	(1,411)	242
Foreign currency transactions gains (losses)	473	(457)	930
Net loss	(2,980)	(7,838)	4,858
Other comprehensive gains
Foreign currency translation (losses)/gains	(407)	645	(1,052)
Comprehensive loss	$(3,387)	$(7,193)	$3,806

Revenue

Total revenue for the nine months ended December 31, 2023 was $19,602 compared to $19,426 for the nine months ended December 31, 2022, an increase of $176 or 1%. The increase is primarily attributed to an increase in ecommerce revenue of $1,266 or 28% versus the prior year. The increase in ecommerce is attributed to enhanced brand awareness and the Company’s focus on ecommerce. The overall increase is offset by a decrease in wholesale revenue of $1,090 or 7%. The decrease is attributed to significantly higher purchases in fiscal year 2022 due to the post Covid rebound. The additional purchases created lower sell through impacting fiscal 2023 orders.

For the nine months ended December 31, 2023, our digital strategies have aligned our customer with the expectations of a luxury brand allowing us to reach new milestones. Our focus for fiscal 2024 was to drive full price retail by reducing the number of products on discount and shortening our discount windows. The strategy was deployed for Black Friday where we discounted a smaller product range than in prior years while providing our customers with a balance between full price and promotional items. The result was our biggest Black Friday as we delivered $1,833 of sales a 52% versus the prior year, while achieving higher margins.

Cost of goods sold

Cost of goods sold for the nine months ended December 31, 2023 was $11,966 compared to $12,325 for the nine months ended December 31, 2022, a decrease of $359 or 3%. The change in cost of goods sold is primarily attributed to improvements in our supply chain and the addition of Global-e as a logistics partner. The shift in sales mix between wholesale (decrease of $1,090) and ecommerce (increase of $1,266) versus the prior year had a negative impact on cost of goods sold.

Gross Profit and gross margin

Our gross profit for the nine months ended December 31, 2023 was $7,636 compared to $7,101 for the nine months ended December 31, 2022, an increase of $535 or 8%. Our gross margins were 39% compared to 37% in the prior year. The increases in both gross profit and gross margin are primarily driven by less discounting and fewer discount windows plus the addition of Global-e as a logistic partner.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses for the nine months ended December 31, 2023 were $6,839 compared to $9,762 for the nine months ended December 31, 2022, a decrease of $2,923 or 30%. The decrease is primarily attributed to lower stock compensation expense of $3,872, restructuring costs of $657, lower legal costs of $170, all offset by increases in labor of $539 to support growth and full run rate of new management team, increased travel of $248 due to lower travel in the prior year coming out of COVID-19, an increase in bad debt of $202, an increase in rent for our new offices to support growth of $192, an increase in audit and professional fees of $131, and one-off costs to get the company public of $124.

Marketing and advertising expense

Marketing and advertising expenses for the nine months ended December 31, 2023 were $3,081 compared to $3,309 for the nine months ended December 31, 2022, a decrease of $228 or 7%. The decrease is primarily attributable to lower amortization of pre-paid marketing expense of $928, offset by investments in brand awareness to drive ecommerce revenues and wholesale sell-through, which included a collaboration with Soho House & Co., a global hotel chain and group of private clubs, who have over 1.4 million Instagram followers and over 237,000 members drawn from the media, arts and fashion industries.

Foreign currency transactions gains (losses)

Foreign currency transactions gains (losses) increased favorably by $930; a loss of $457 during the nine months ended December 31, 2022 to a gain of $473 during the nine months ended December 31, 2023, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Foreign currency translation gains (losses)

Foreign currency translation gains (losses) result from the process of translating the financial statements of our foreign entities’ functional currency into USD. Foreign currency translation gains (losses) decreased unfavorably by $1,052; a gain of $645 during the nine months ended December 31, 2022 to a loss of $407 during the nine months ended December 31, 2023, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Use of Non-GAAP Measures - Adjusted EBITDA

In addition to our results under generally accepted accounted principles (“GAAP”), we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, financing costs and changes in fair value of derivative liability.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations in that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	For the Three Months Ended		For the Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Net income / (loss), as reported	$1,204	$3,267	$(2,980)	$(7,838)

Adjustments:
Interest expense	403	489	1,169	1,411
Stock compensation expense	4	(191)	18	3,890
Amortization of pre-paid marketing	-	371	185	1,113
Depreciation and amortization	138	138	437	408
Income tax benefit	-	-	-	-
Total EBITDA adjustments	545	807	1,809	6,822
Adjusted EBITDA	$1,749	$4,074	$(1,171)	$(1,016)

The $2,325 decrease in adjusted EBITDA for the three months ended December 31, 2023 compared to the same period in 2022, is primarily attributed to lower gross profit of $1,336 driven by the timing of wholesale shipments. We had significant Q2 shipments that were shipped in Q3 last year, lowering our gross profit on a comparative basis. We also incurred additional operating costs of $256 to support our growth and we incurred a negative change in foreign exchange of $557.

The $155 decrease in Adjusted EBITDA for the nine months ended December 31, 2023 compared to the same period in 2022, was primarily driven by an increase in labor of $539 to support growth, investments in brand awareness to drive ecommerce revenues and wholesale sell-through, which included a collaboration with Soho House, increased travel of $339 due to lower travel in the prior year coming out of COVID-19, all offset by prior year restructuring of $657, and increase in gross margins of $535 driven by the Company’s margin initiatives.

We present adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the Adjusted EBITDA does not reflect any cash requirements for such replacements.

Seasonality and Quarterly Trends

Our business is seasonal with revenue concentrated in northern hemisphere countries. Revenue is elevated in the quarters ending December 31 and March 31 owing to sales of ski and outerwear through the fall and winter months. In the quarters ending June 30 and September 30 sales are driven by swimwear and activewear. Our growth rate fluctuates quarter-on-quarter as a result of the seasonality of our business. We expect this fluctuation to continue. In addition to seasonality, quarter-on-quarter results are expected to be impacted owing to the timing of goods production and delivery, promotional activities and the addition of new products and geographies as the business grows. The business is also subject to the impact of economic cycles that influence retail apparel trends.

For the nine months ended December 31, 2023, we recognized a significant amount of wholesale revenue in the second quarter related to early shipments of our fall and winter collections. For the six months ended September 30, 2023, our wholesale revenue was up $3,009 or 165% versus the six months ended September 30, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $3,370, restricted cash of $173 and an accumulated deficit of $43,235. Historically, Perfect Moment has generated negative cash flows from operations and has primarily financed its operations through private sales of equity securities, debt and working capital finance. Overall, cash and cash equivalents and restricted cash, in aggregate, decreased by $1,169 million, from $4,712 million as of March 31, 2023 to $3,543 million as of December 31, 2023.

Subsequent to December 31, 2023, the Company generated net proceeds totaling $6,426 from the sale of our common stock as part of our initial public offering. The company’s pro forma cash position after the completion of IPO was $9,796.

The Company, through PMA, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of December 31, 2023 and March 31, 2023, the outstanding balance under the trade finance facility was $999 and $26, respectively, and the Company had an available trade finance facility of $5.00 million. As of December 31, 2023, there was one outstanding pledged letter of credit by HSBC amounting to $173, however, the trade finance facility does not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the company has 120 days credit on the loan before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%. The trade finance facility was originally secured by a standby documentary credit for $1.0 million from UBS Switzerland AG and a personal guarantee to the value of $4,000 from the Chairman of our board of directors, Max Gottschalk. The UBS standby documentary credit expired on April 30, 2023 and the facility was then secured by charge over cash deposits equal to the amount of the facility used at any given moment in time in addition to the aforementioned personal guarantee. On June 26, 2023, the UBS standby documentary credit was reinstated for $1,000, which standby documentary credit was secured by a guarantee from JGA. The UBS standby documentary credit was extended on November 26, 2023 through January 26, 2024 at a 10% interest rate. The JGA guarantee is in addition to the $4,000 personal guarantee of the trade finance facility by Mr. Gottschalk. The JGA guarantee accrues interest of between 8% and 10% per annum, payable by the Company. The interest charged for the nine months ended December 31, 2023 was $47. During the nine-month period ended December 31, 2023, the Company utilized $1,847 of borrowings under the facility, of which was $874 was repaid by December 31, 2023. The trade finance facility is also secured by a guarantee by Perfect Moment Ltd. in the amount of $2.0 million.

During May 2023 to August 2023, the Company issued and sold 409,050 shares of common stock to accredited investors in an equity financing at a purchase price of $6.00 per share for an aggregate consideration of $2,179, net of broker fees and expenses of approximately $275.

The Company has issued an aggregate of 1,189,998 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B preferred stock”), between September 2022 and November 2022, at a purchase price of $5.00 per share, for net proceeds of $5,200, net of broker fees of 750. The Series B preferred stock is subject to mandatory conversion into common stock upon either an initial public offering or by vote or written consent of at least 66 2/3% holders of the outstanding shares of the Series B preferred stock without payment of additional consideration. The conversion rate will be determined by dividing the original issue price by the conversion price in effect at the time of conversion. The initial conversion price is set at $5.00 per share.

On February 12, 2024, all outstanding shares of our Series B convertible preferred stock were automatically converted into 1,189,998 shares of common stock in connection with the closing of the initial public offering (see note 18).

On March 15, 2021, the Company entered into a securities purchase agreement with accredited investors pursuant to which it issued 8% Secured Convertible Promissory Notes (also referred to herein as the “2021 Notes”) with an aggregate principal amount of $6.0 million (such financing, the “2021 Debt Financing”). During April to July 2022, further 8% Secured Convertible Promissory Notes (also referred to herein as the “2022 Notes” and, together with the 2021 Notes, the “Notes”), that rank pari passu to the original convertible debt financing, were issued to accredited investors with an aggregate principal amount of $4.00 million (such financing, the “2022 Debt Financing”). The maturity date for the Notes issued in the 2021 Debt Financing and the 2022 Debt Financing is February 15, 2024. The outstanding balance of the Notes will convert automatically upon the closing of a firm commitment underwritten public offering of our common stock with aggregate gross proceeds of at least $8.0 million and simultaneous listing on a national stock exchange (such transaction, a “Qualified IPO”), at a conversion price equal to 80% of the offering price to the public in such Qualified IPO.

On February 12, 2024, $10,002 in principal amount plus accrued interest in the amount of $1,985 automatically converted into Company common stock, at 80% of the initial public offering price into an aggregate of 2,497,267 shares of common stock (see note 13).

We expect operating losses and negative cash flows from operations to continue into the foreseeable future as we continue to invest in growing our business and expanding our infrastructure. Our primary uses of cash include personnel and marketing expenditures, inventory, capital investment and expenditures in technology and incremental expenses arising from distribution center operating costs to support our operations and our growth.

As of December 31, 2023, our cash and cash equivalents and restricted cash are mainly held in U.S. dollar, U.K. pound sterling, Hong Kong dollar, and euro cash accounts with high credit quality financial institutions. As a result of the seasonality of our business, we typically draw down on our trade finance facilities during summer, fall and early winter to meet a large proportion of the cost of goods associated with the manufacture of our fall/winter collection. Trade finance and debt factoring facilities support our working capital cycle through to the late fall/winter season when wholesale receivables are paid and ecommerce revenues increase.

In connection with our 2021 Debt Financing and 2022 Debt Financing, we had covenants that limit the amount of indebtedness we may incur and the assets we may pledge. As of December 31, 2023, we were in compliance with such covenants. Subsequent to December 31, 2023, the 2021 Debt Financing and 2022 Debt Financing were automatically converted into common stock and those covenants terminated (see note 18)

Our ability to fund inventory, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 18 months. We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive that the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections below titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders” and “Risk Factors - Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements contains for the fiscal years ended March 31, 2023 and March 31, 2022, contained in our final prospectus for our IPO dated February 7, 2024, and filed with the SEC on February 9, 2024, includes a going concern explanatory paragraph in which such firm expressed that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contained in this report and in that prospectus do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. As discussed above, although we plan to attempt to raise additional capital through one or more private placements or public offerings, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

The following table shows summary consolidated cash flow information for the periods presented:

	Nine months ended December 31,
	2023	2022

(Amounts in thousands)
Consolidated statement of cash flow data:
Net cash used in operating activities	$(3,078)	$(6,361)
Net cash used in investing activities	(194)	(277)
Net cash provided by financing activities	$2,229	$10,154

Cash Flows from Operating Activities

During the nine months ended December 31, 2023, operating activities used $3,078 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $2,980, an adjustment to add back non-cash charges of $1,950 and a net cash outflow from changes in operating assets and liabilities of $2,048. Net cash used by changes in operating assets and liabilities during the nine months ended December 31, 2023 consisted primarily of an inflow of cash from a $1,537 increase in accrued expenses, a $704 increase in trade payables, offset by a cash outflow as a result of a $2,571 increase in accounts receivable and an $1,822 increase in inventories.

During the nine months ended December 31, 2022, operating activities used $6,361 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $7,838, an adjustment to add back non-cash charges of $7,153 and a net cash outflow from changes in operating assets and liabilities of $5,676. Net cash used by changes in operating assets and liabilities during the nine months ended December 31, 2022 consisted primarily of an inflow of cash as a result of a $253 decrease in prepaid and other current assets and an increase of $165 in trade payables, offset by an outflow of cash as a result of a $4,667 increase in accounts receivable, a $1,094 increase in inventories, and a $259 decrease in unearned revenue. The movements being general timing of working capital receipts and payments.

Cash Flows from Investing Activities

Cash used in investing activities was $194 in the nine months ended December 31, 2023 and $277 in the nine months ended December 31, 2022, a decrease of $83, primarily due to a reduction of software and website development capital expenditure.

Cash Flows from Financing Activities

Net cash obtained from financing activities during the nine months ended December 31, 2023 was $2,229 mainly attributed to $2,179 net proceeds from the issuance of common shares and $1,847 in net proceeds from trade finance facilities, offset by $923 in deferred offering costs and $874 in repayment of trade finance facilities. Net cash obtained from financing activities during the nine months ended December 31, 2022 was $10,154 primarily resulting from $5,200 net proceeds from the issuance of preferred shares, $4,132 in proceeds from trade finance facilities $2,709 in proceeds from debt financing transactions, and proceeds from other borrowings of $210, offset by $1,560 repayment of trade finance facilities and $537 repayment of shareholder loans.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of asset and liabilities that are not readily apparent from other sources. Significant estimates inherent in the preparation of the consolidated financial statements include reserves for uncollectible accounts receivables; realizability of inventory; customer returns; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; and the valuation of stock-based compensation awards. Actual results may differ from these judgements and estimates under different assumptions or conditions and any such differences may be material.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgements and estimates.

Revenue recognition

The majority of the Company’s revenue is recognized at a point in time based on the transfer of control. In addition, the majority of the Company’s contracts do not contain variable consideration and contract modifications are minimal. The majority of the Company’s revenue arrangements generally consists of a single performance obligation to transfer promised goods. Revenue is reported net of markdowns, discounts and sales taxes collected from customers on behalf of taxing authorities. Revenue is also presented net of an allowance for expected returns where contracts include the right of return.

We estimate returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Consideration in determining our estimates for returns may include agreements with customers, the Company’s return policy and historical and current trends. We record the returns as a reduction to net sales in our consolidated statements of operations and the recognition of a provision for returns within accrued expenses in our consolidated balance sheets and the estimated value of inventory expected to be returned as an adjustment to inventories, net.

Revenue is comprised of direct-to-consumer ecommerce revenue through the Company’s website and revenue related to wholesalers.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. For direct-to-consumer ecommerce revenue, the Company receives payment before the customer receives the promised goods. Revenue is only recognized once the goods have been delivered to the customer. Sales to wholesale customers are recognized when the customer has control which will depend on the agreed upon International Commercial Terms (“inco-terms”). For inventories sold on consignment to wholesalers, the Company records revenue when the inventory is sold to the third-party customer by the wholesaler. The Company may issue merchant credits, which are essentially refund credits. The merchant credits are initially deferred and subsequently recognized as revenue when tendered for payment.

The Company’s business is significantly affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue in the fourth fiscal quarter of each year as a result of increased net revenue during the ski season.

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts and ecommerce partners. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable using the incurred loss methodology. Receivables are written off against the allowance when management believes that it is probable the amount receivable will not be recovered. Additionally, the Company records higher allowances in the first and third quarters following its peak sales seasons after the Company determines it to be probable that it will not collect the related receivables.

Inventories

Inventories, consisting of finished goods, inventories in transit, and raw materials, are initially recognized at cost and subsequently measured at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and is comprised of all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition.

The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its provision in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs a physical inventory at least count once a year and adjusts the shrinkage reserve accordingly.

Stock-based compensation

The Company maintains the 2021 Plan, which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2021 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of the Company or any parent or subsidiary of the company, and to promote the success of the Company’s business. The Company has historically granted stock options to non-employees in exchange for the provision of services, both under the 2021 Plan and outside of the 2021 Plan.

The Company accounts for such awards based on ASC 505 and 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period. The Company measures fair value as of the grant date for options and warrants using the Black Scholes option pricing model and for common share awards using a weighted average of the Black Scholes method and probability-weighted expected return method (PWERM).

The inputs into the Black Scholes option pricing model are subjective and generally require significant judgment. The fair value of the shares of common and preferred stock has historically been determined by the Company’s management with the assistance of third party specialists as there was no public market for the common stock. The fair value is obtained by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of preferred stock to unrelated third parties, projected operating and financial performance, the lack of liquidity of common and preferred stock and general and industry specific economic outlook, amongst other factors. The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company’s stock option exercise history does not provide a reasonable basis upon which to estimate expected term. Because the Company is privately held and does not have an active trading market for its common and preferred stock for a sufficient period of time, the expected volatility was estimated based on the average volatility for comparable publicly traded companies, over a period equal to the expected term of the stock option grants. The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 2 of our unaudited condensed consolidated financial statements included in this report.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risk primarily include:

Interest rate risk

The fair value of our cash equivalents, held primarily in cash deposits, have not been significantly impacted by increases or decreases in interest rates to date, due to the short term nature of these instruments. The interest expense associated with our letter of credit trade finance facility and debt factoring facilities are composed of a fixed spread over HIBOR or SOFR. The fee associated with revenue financing is fixed and the interest rate on our convertible bridge loan is accrued at a fixed rate also. We are exposed to interest rate risk where the interest expense associated with our financing arrangements is depending upon HIBOR or SOFR, a floating reference rate, or in the event that the fixed interest rate associated with our financing arrangements is increased upon roll-over of the financing arrangement at its contractual maturity. Fluctuations in interest rates have not been significant to date. We do not expect that interest rates will have a material impact on our results of operations, owing to the size and short term nature of the floating rate financing arrangements and the fixed rate nature of the convertible bridge loan that is expect to convert to equity before its contractual maturity on February 15, 2024.

Inflation risk

We are beginning to observe increases in our costs of goods sold, in particular, transportation costs. If these cost increases are sustained and we become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability to do so could harm our business, results of operations or financial condition.

Foreign exchange risk

To date, revenue has primarily been generated in U.S. dollar, U.K. pound sterling and euro. As a result, our revenue may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in U.K. pound sterling and euros relative to the U.S. dollar. Our foreign exchange risk is less pronounced for our cost of sales as to our cost of goods sold being predominantly U.S. dollar denominated. Our selling, general and administrative expenses are primarily made up of U.S. dollar, Hong Kong dollar, U.K. pound sterling and euro amounts. Although a portion of our non-U.S. dollar costs offset non-U.S. dollar revenue, a currency mismatch arises as to the amount and timing of our different currency cash flows. To date, we have not hedged our foreign currency exposure. We will continue to monitor the impact of foreign exchange risk and review whether to implement a hedging strategy to minimize this risk in future accounting periods. Hedging strategies where implemented are unlikely to completely mitigate this risk. To the extent that foreign exchange risk is not hedged it may result in harm to our business, results of operations and financial condition.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 13, “Commitments and Contingencies” of the Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:

●	Our history of losses and the substantial doubt about our ability to continue as a going concern, which could cause our stockholders to lose some or all of their investment in us.

●	Our business depends on our strong brand, and if we are not able to maintain and enhance our brand we may be unable to sell our products, which would adversely affect our business.

●	Our business partially depends on our wholesale partners, and our failure to maintain and further develop our relationships with our wholesale partners could harm our business.

●	A downturn in the global economy will likely affect customer purchases of discretionary items, which could materially harm our sales, profitability and financial condition.

●	Our financial performance is subject to significant seasonality and variability, which could significantly impact our cash flow and cause the price of our common stock to decline.

●	We currently do not operate Perfect Moment owned physical retail stores. Our plans to open Perfect Moment owned physical retail stores are dependent on a variety of factors, including store locations being available for lease and the stores being economically viable to operate.

●	Our limited operating experience and limited brand recognition in new international markets may limit our expansion and cause our business and growth to suffer.

●	Our success is substantially dependent on the service of certain members of our board of directors and senior management.

●	We may rely on dividends and other distributions on equity paid by our Hong Kong subsidiary to fund any cash and financing requirements we may have. In the future, funds may not be available to fund operations or for other use outside of Hong Kong, due to interventions in, or the imposition of restrictions and limitations on, our ability or our Hong Kong subsidiary by the PRC government to transfer cash. Any limitation on the ability of our Hong Kong subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and might materially decrease the value of our common stock.

●	Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in mainland China with little or no advance notice. In the future, we may be subject to PRC laws and regulations related to the current business operations of our Hong Kong operating subsidiary and any changes in such laws and regulations and interpretations may impair its ability to operate profitably, which could result in a material negative impact on its operations and/or the value of the securities we are registering for sale.

●	The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.
●	Our business is reliant on a limited number of third-party manufacturers and raw material suppliers.
●	Our ability to deliver our products to the market and to meet customer expectations could be harmed if we encounter problems with our distribution system.

●	It may be difficult for overseas shareholders and/or regulators to conduct investigations or collect evidence within the territory of China, including Hong Kong.

●	Data security breaches and other cyber security events could result in disruption to our operations or financial losses and could negatively affect our reputation, credibility and business.

●	The PRC laws and regulations and the enforcement of such that apply or are to be applied to Hong Kong can change quickly with little or no advance notice. As a result, the Hong Kong legal system embodies uncertainties which could limit the availability of legal protections, which could result in a material change in PMA’s operations and/or the value of the securities we are registering for sale.

●	Our fabrics and manufacturing technology generally are not patented and can be imitated by our competitors. If our competitors sell products similar to ours at lower prices, our net revenue and profitability could suffer.

●	Our share price may be volatile, and you may be unable to sell your shares at or above the price at which you purchased them.

Risks Related to Our Business, Our Brand, Our Products and Our Industry

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.

For the nine months ended December 31, 2023 and 2022, our operating loss was $2,284 and $5,970, respectively, and for the fiscal years ended March 31, 2023 and 2022, our operating loss was $8,625 and $10,177, respectively. We intend to rely on debt and equity financing for working capital until positive cash flows from operations can be achieved, which may never occur. These matters raise substantial doubt about our ability to continue as a going concern. On February 12, 2024, we consummated the initial public offering of our common stock for aggregate net proceeds of $6,426, after deducting underwriting discounts and commissions and estimated offering expenses. Based upon our current operating plan and assumptions, we expect that the net proceeds from the initial public offering and our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, and the automatic conversion of the outstanding balance of the Notes upon the closing of the initial public offering will be sufficient to fund our operations for at least the next 18 months. However, our operating plan may change, and our assumptions may prove to be wrong, as a result of many factors currently unknown to us, and we could use our available capital resources sooner than we expect. We may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

Any additional capital-raising efforts may divert our management’s attention from the operation of our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain sufficient amounts of additional capital, when and if we require it, we may be required to reduce the scope of our operations, which could harm our business, financial condition and results of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal years ended March 31, 2023 and March 31, 2022 contains a going concern explanatory paragraph in which such firm stated that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contained in this report do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. Although based upon our current operating plan and assumptions, we expect that the net proceeds from our initial public offering and our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, and the automatic conversion of the outstanding balance of the Notes upon the closing of the initial public offering will be sufficient to fund our operations for at least the next 18 months, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

Our business depends on our strong brand, and if we are not able to maintain and enhance our brand we may be unable to sell our products, which would adversely affect our business.

The Perfect Moment name and brand image are integral to the growth of our business, and to the implementation of our strategies for expanding our business. We believe that the brand image we have developed has significantly contributed to the success of our business and is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and customer experience. Maintaining and enhancing our brand may require us to make substantial investments in areas such as product design, store openings and operations, marketing, e-commerce, community relations and employee training, and these investments may not be successful. We anticipate that, as our business continues to expand into new markets and new product categories and as the market becomes increasingly competitive, maintaining and enhancing our brand may become difficult and expensive. Conversely, as we penetrate these new markets and our brand becomes more widely available, it could potentially detract from the appeal stemming from the scarcity of our brand. Our brand may also be adversely affected if our public image or reputation is tarnished by negative publicity. In addition, ineffective marketing, product diversion to unauthorized distribution channels, product defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish consumer confidence in us. Maintaining and enhancing our brand will depend largely on our ability to be a leader in affordable luxury skiwear, outerwear and activewear and to continue to offer a range of high-quality products to our customers, which we may not execute successfully. Any of these factors could harm our sales, profitability or financial condition. A key element of our growth strategy is expansion of our product offerings into new product categories. We may be unsuccessful in designing products that meet our customers’ expectations for our brand or that are attractive to new customers. If we are unable to anticipate customer preferences or industry changes, or if we are unable to modify our products on a timely basis or expand effectively into new product categories, we may lose customers. As we expand into new geographic markets, consumers in these new markets may be less compelled by our brand image and may not be willing to pay a higher price to purchase our products as compared to traditional outerwear. More generally, our results of operations would suffer if our investments and innovations do not anticipate the needs of our customers, are not appropriately timed with market opportunities or are not effectively brought to market.

We continue to focus on our direct-to-consumer channel, which may be costly and could materially harm our sales, profitability and financial condition.

Our business operates on a multi-channel distribution model, which includes distributing products on a wholesale basis for resale by others and online by us. Focusing on our e-commerce platform is essential to our future strategy. This strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. If we are unable to provide a convenient and consistent experience for our customers, our ability to compete and our results of operations could be adversely affected. In addition, if our e-commerce platform does not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand promise to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.

A downturn in the global economy will likely affect customer purchases of discretionary items, which could materially impact our sales, profitability and financial condition.

Many factors affect the level of consumer spending for discretionary items including performance luxury outerwear. These factors include general economic conditions, interest and tax rates, the availability of consumer credit, disposable consumer income, unemployment and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our performance luxury outerwear, tend to decline during recessionary periods when disposable income is lower. During our history, we have experienced recessionary periods, but we cannot predict the effect of future recessionary periods on our sales and profitability. A downturn in the economy in markets in which we sell our products may materially harm our sales, profitability and financial condition. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our revenue and profitability.

The market for premium outerwear is highly fragmented. We compete against a wide range of brands and retailers. Many of our competitors have significant competitive advantages, including larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition, greater financial resources, more established research and development processes, a longer history of store development, greater marketing resources, more established distribution processes, and other resources which we do not have. Our competitors may be able to achieve and maintain brand affinity and market share more quickly and effectively than we can. Many of our competitors have more established and diversified marketing programs, including with respect to promotion of their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand affinity using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we can by emphasizing different distribution channels than we can, such as catalog sales or an extensive retail network, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

Use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook (Meta), Pinterest and TikTok accounts. We also maintain relationships with thousands of social media influencers and engage in collaborations. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in the use of social media influencers for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post, and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we were held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

Our current and future products may experience quality problems from time to time that can result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenue and operating margin, and harm to our brand.

We have occasionally received, and may in the future receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future receive, products that are otherwise unacceptable to us or our customers. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are sold, our customers could lose confidence in our products or we could face a product recall and our results of operations could suffer and our business, reputation, and brand could be harmed. There can be no assurance we will be able to detect, prevent, or fix all defects that may affect our products. Failure to detect, prevent, or fix defects, or the occurrence of real or perceived quality, health or safety problems or material defects in our current and future products, could result in a variety of consequences, including a greater number of product returns than expected from customers and our wholesale partners, litigation, product recalls, and credit, warranty or other claims, among others, which could harm our brand, sales, profitability and financial condition. Each Perfect Moment clothing product has a warranty against defects with reasonable use, for the expected lifetime of the product. Because of this comprehensive warranty, quality problems could lead to increased warranty costs, and divert the attention of our manufacturing facilities. Such problems could hurt our luxury brand image, which is critical to maintaining and expanding our business. Any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could harm our brand and decrease demand for our products.

If we are unable to manage our operations at our current size or to manage any future growth effectively, our growth may be slowed.

We have expanded our operations for many years and plan to continue our expansion efforts. In order to support growth, of which there can be no assurance, we will be required to continue to expand our sales and marketing, product development, manufacturing and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other personnel. Continued or fluctuating growth could strain our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees and manufacturing capacity to produce our products, and delays in production and shipments. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and results of operations. In order to continue to expand our direct-to-consumer channel, we expect to add selling, general and administrative expenses to our cost base. These costs, which include capital assets, lease commitments and headcount, could result in decreased margins if we are unable to drive commensurate direct-to-consumer revenue growth.

Our financial performance is subject to significant seasonality and variability, which could cause the price of our common stock to decline.

Our business is affected by a number of factors common to our industry and by other factors specific to our business model, which drive seasonality and variability. Historically, key metrics, including those related to our growth, profitability and financial condition, have fluctuated significantly across fiscal periods. Consumer purchases of Women, Men and Kids skiwear and outerwear, which are the Perfect Moment core categories, are concentrated in the Fall/Winter season. As a result, a large proportion of our direct-to-consumer revenue is recognized in the third and fourth fiscal quarter. Our wholesale revenue is weighted earlier in the second and third fiscal quarters, when most orders are shipped to wholesale partners. At the consolidated level, our net revenue is concentrated in the third and fourth fiscal quarters, while our operating costs are more evenly distributed throughout the year. In the fiscal year ended March 31, 2023, the third and fourth fiscal quarters represented 89% of total net revenue. Working capital requirements typically increase throughout the first, second and early third quarters as overheads continue to be incurred and inventory builds to support our peak shipping and selling periods in the third and fourth quarter. Cash provided by operating activities is typically highest in the fourth quarter following the significant inflows associated with our peak selling season. Historical results, especially comparisons across fiscal quarters, should not be considered indicative of the results to be expected for any future periods. In addition to the seasonality of demand for our products, our financial performance is influenced by a number of factors which are difficult to predict and variable in nature. These include input cost volatility, the timing of consumer purchases and wholesale deliveries which very often shift between fiscal quarters, demand forecast accuracy, inventory availability and the evolution of our channel mix, as well as external trends in weather and discretionary consumer spending. A number of other factors which are difficult to predict could also affect the seasonality or variability of our financial performance. Therefore, you should not rely on the results of a single fiscal quarter as an indication of our annual results or future performance.

Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.

Our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products, and changes in consumer demand. These factors may cause us to experience increased costs, reduce our prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner.

All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in affordable luxury skiwear and activewear. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of athletic apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and differentiated products, we may not be able to maintain or increase our sales and profitability. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.

Our business and results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products.

Our ability to forecast accurately has become increasingly important as we have expanded our direct-to-consumer channel globally and could be affected by many factors outside of our control, including an increase or decrease in consumer demand for our products or for products of our competitors, our failure to accurately forecast consumer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions and, therefore, consumer spending in the sector and weakening of economic conditions or consumer confidence in future economic conditions. In our wholesale channel, a majority of orders delivered in a given fiscal year are received in the prior fiscal year, enabling us to manufacture inventory relative to a defined order book. In the direct-to-consumer channel, we manufacture according to our forecasts of consumer demand. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margins and our brand management efforts. The impact of an overestimation is expected to increase as a larger portion of our sales comes through our direct-to-consumer channel, and as we expand our product offerings. If we underestimate the demand for our products, we may not be able to produce products to meet our wholesale partner requirements, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and wholesale partner relationships. Overall, failures to accurately predict the level of demand for our products could harm our profitability and financial condition.

Our plans to improve and expand our product offerings may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

In addition to our global expansion plans, we are growing our business by expanding our product offerings outside performance luxury outerwear, including an expanded winter and summer collection, knitwear, activewear and accessories. The principal risks to our ability to successfully carry out our plans to expand our product offering include:

●	the success of new products and new product lines will depend on market demand and there is a risk that new products and new product lines will not deliver expected results, which could negatively impact our future sales and results of operations;

●	if our expanded product offerings fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease;

●	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems; and

●	incorporation of novel materials or features into our products may not be accepted by our customers or may be considered inferior to similar products offered by our competitors.

We also may fail to create adequate brand awareness around new product offerings. In addition, our ability to successfully carry out our plans to expand our product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and styles. These plans could be abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could negatively impact our competitive position and reduce our net revenue and profitability.

We currently do not operate Perfect Moment owned physical retail stores. Our plans to open Perfect Moment owned physical retail stores are dependent on a variety of factors, including store locations being available for lease and the stores being economically viable to operate.

One of our growth strategies is to own and operate Perfect Moment owned physical retail stores. Our revenue and profit forecasts beginning with fiscal year ending March 31, 2026 include the opening of directly operated retail stores that will need to be leased, staffed, replenished with inventory and operated profitably. In addition, the stores will need to be furnished with the appropriate fittings. As this will be a new selling channel for Perfect Moment, sourcing locations introduces the risk that leases might not be available or be more expensive than our estimates. The initial capital expenditure and ongoing costs and complexities of operating a store, such as staffing and energy costs, could be higher than our forecasts, leading to lower profitability or losses. Brands often see a halo impact on their other revenue channels (for example, online channels) when operating physical stores. However, there is a risk that new stores will cannibalize sales from these channels, which could harm our future business and results of operations.

Our limited operating experience and limited brand recognition in new international markets may limit our expansion and cause our business and growth to suffer.

Our future growth partially depends on our geographical expansion, starting with establishing a presence in China. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in our current markets, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and foreign customer tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our luxury products by customers in these new international markets. Our failure to develop our business in new international markets or disappointing growth outside of existing markets could harm our future business and results of operations.

If we fail to attract new customers, we may not be able to increase sales.

Our success depends, in part, on our ability to attract new customers. In order to expand our customer base, we must appeal to and attract consumers who identify with our brand and products. We have made significant investments in enhancing our brand and attracting new customers. We expect to continue to make significant investments to promote our current products to new customers and new products to current and new customers, including through our e-commerce platform. Such marketing investments can be expensive and may not result in increased sales. Further, as our brand becomes more widely known, we may not attract new customers as we have in the past. If we are unable to attract new customers, we may not be able to increase our sales.

We partially depend on our wholesale partners to display and present our products to customers in their wholesale channel, and our failure to maintain and further develop our relationships with our wholesale partners could harm our business.

We sell our products in our wholesale channel either directly or indirectly, through distributors and to wholesale partners. Our wholesale partners service customers by stocking and displaying our products and explaining our product attributes. Our relationships with these partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our wholesale partners or financial difficulties experienced by these wholesale partners could harm our business. Our sales depend, in part, on wholesale partners effectively displaying our products, including providing attractive space in their online or physical stores or marketing campaigns, including shop-in-shops, and training their sales personnel to sell our products. If our wholesale partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower revenue and gross margins, which would harm our profitability and financial condition. If we lose any of our wholesale partners, or if they reduce their purchases of our existing or new products, or their number of stores or operations are reduced, or they promote products of our competitors over ours, or they suffer financial difficulty or insolvency, our sales would be harmed. The recent decline in the overall retail sector, including ongoing disruptions related to COVID-19, has been challenging for our wholesale partners. Such conditions, among other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our wholesale partners and may cause such partners to reduce or discontinue orders of our products or be unable to pay us for products they have purchased from us. This has caused us to negotiate shortened payment terms and reduce credit limits in certain cases. If the overall retail environment continues to decline or if one or more of our wholesale partners is unable or unwilling to meet our payment terms, our business and results of operations could be harmed.

We rely on payment cards to receive payments and are subject to payment-related risks.

For our direct-to-consumer sales, we accept a variety of payment methods, including credit cards, debit cards and mobile payment methods. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements relating to payment card processing. This includes laws governing the collection, processing and storage of sensitive consumer information, as well as industry requirements such as the Payment Card Industry Data Security Standard (“PCI-DSS”). These laws and obligations may require us to implement enhanced authentication and payment processes that could result in increased costs and liability and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including PCI-DSS, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or consumers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our consumers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, and results of operations.

Our success is substantially dependent on the service of certain members of our board or directors and senior management.

Our success is substantially dependent on the continued service of certain members of our board of directors and senior management, including Max Gottschalk, who is the Chairman of our board of directors, and Jane Gottschalk, who is our Chief Creative Officer and a member of our board of directors. The loss of the services of our senior management could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing management, or technical, sales and client support personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. We have not obtained key man life insurance policies on any members of our senior management team. As a result, we would not be protected against the associated financial loss if we were to lose the services of members of our senior management team.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may adversely affect our business.

Our global operations, and those of the third parties upon whom we rely, have been, and could be in the future, adversely affected by health epidemics, pandemics and similar outbreaks, such as the COVID-19 pandemic. Despite our efforts, and the efforts of third parties upon whom we rely, to manage these matters, their ultimate effects also depend on factors beyond our knowledge or control, including the duration, severity and recurrence of any outbreak and actions taken to contain its spread and mitigate its public health effects. Health epidemics, pandemics and similar outbreaks may adversely affect our business, including by resulting in (i) significant volatility in demand for our products and services, (ii) changes in consumer behavior and preferences, (iii) disruptions of our manufacturing and supply chain operations, (iv) limitations on our employees’ ability to work and travel and (v) changes to economic or political conditions in markets in which we operate.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability, product recall and damage to third parties. Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations and financial condition.

Risks Related to Our Corporate Structure

We may rely on dividends and other distributions on equity paid by our Hong Kong subsidiary to fund any cash and financing requirements we may have. In the future, funds may not be available to fund operations or for other use outside of Hong Kong, due to interventions in, or the imposition of restrictions and limitations on, our ability or our Hong Kong subsidiary by the PRC government to transfer cash. Any limitation on the ability of our Hong Kong subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and might materially decrease the value of our common stock.

We are a holding company incorporated in Delaware, and we may rely on dividends and other distributions on equity paid by our Hong Kong subsidiary for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. If PMA incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The PRC laws and regulations do not currently have any material impact on transfers of cash from Perfect Moment Ltd. to PMA or from PMA to Perfect Moment Ltd., our shareholders and U.S. investors. However, the Chinese government may, in the future, impose restrictions or limitations on our ability to transfer money out of Hong Kong, to distribute earnings and pay dividends to and from the other entities within our organization, or to reinvest in our business outside of Hong Kong. Such restrictions and limitations, if imposed in the future, may delay or hinder the expansion of our business to outside of Hong Kong and may affect our ability to receive funds from our operating subsidiary in Hong Kong. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact the ability or way we conduct our business, could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected and such measured could materially decrease the value of our common stock.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in mainland China with little or no advance notice. In the future, we may be subject to PRC laws and regulations related to the current business operations of our Hong Kong operating subsidiary and any changes in such laws and regulations and interpretations may impair its ability to operate profitably, which could result in a material negative impact on its operations and/or the value of the securities we are registering for sale.

Although we have direct ownership of our operating entities in Hong Kong and currently do not have or intend to have any subsidiary or any contractual arrangement to establish a variable interest entity structure with any entity in mainland China, we are still subject to certain legal and operational risks associated with one of our operating subsidiaries, PMA, being based in Hong Kong and having all of its operations to date in Hong Kong. Additionally, the legal and operational risks associated in mainland China may also apply to operations in Hong Kong, and we face the risks and uncertainties associated with the complex and evolving PRC laws and regulations and as to whether and how the recent PRC government statements and regulatory developments. In the event that we or our Hong Kong subsidiary were to become subject to PRC laws and regulations, we could incur material costs to ensure compliance, and we or our Hong Kong subsidiary might be subject to fines, and/or no longer be permitted to continue business operations as presently conducted.

Risks Related to Our Supply Chain

We rely on a limited number of third-party suppliers to provide high quality raw materials.

Our products require high quality raw materials, including down, softshell, wool, neoprene, and cotton. We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production.

We work with a group of approximately 11 vendors that manufacture our products, 9 of which produced products in the fiscal year ended March 31, 2023. For the nine months ended December 31, 2023 and 2022, the largest single manufacturer, Everich Garments Group Ltd., produced 75% and 72%, respectively, of our products. During the fiscal year ended March 31, 2023, the largest single manufacturer, Everich Garments Group Ltd., produced approximately 72% of our products and substantially all of our products were manufactured in China. We work with a group of approximately 3 suppliers to provide the fabrics for our products. For the nine months ended December 31, 2023 and the fiscal year ended March 31, 2023, the largest single supplier, Toray International Inc., produced approximately 63% and 72% of the fabric for our products, respectively. During the nine months ended December 31, 2023, approximately 63% of our fabrics originated from Japan and 37% from China. During the fiscal year ended March 31, 2023, approximately 51% of our fabrics originated from Japan and 49% from China. We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps and drawcords from suppliers located predominantly in the Asia Pacific region.

The price of raw materials depends on a wide variety of factors largely beyond the control of the Company. A shortage, delay or interruption of supply for any reason, including delays caused by the ongoing COVID-19 pandemic, could negatively impact our ability to fulfill orders and have an adverse impact on our financial results. In addition, while our suppliers, in turn, source from a number of sub-suppliers, we rely on a very small number of direct suppliers for certain raw materials. As a result, any disruption to these relationships could have an adverse effect on our business. Events that adversely affect our suppliers could impair our ability to obtain inventory in the quantities and at the quality that we require. Such events include difficulties or problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, public health emergencies or other catastrophic occurrences. Our supply of fabrics and raw materials, for example, could be disrupted by the impact of the ongoing COVID-19 pandemic, especially in Asia, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. A significant slowdown in the retail industry as a whole may also result in bankruptcies or permanent closures of some of our suppliers and third party vendors. Furthermore, there can be no assurance that our suppliers will continue to provide fabrics and raw materials or provide products that are consistent with our standards. More generally, if we need to replace an existing supplier, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and any new supplier may not meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of our raw materials could have an adverse effect on our ability to meet customer demand for our products and result in lower revenue and profitability both in the short and long-term.

If our independent manufacturers or our suppliers fail to use ethical business practices and fail to comply with changing laws and regulations or our applicable guidelines, our brand image could be harmed due to negative publicity.

Our core values, which include developing the highest quality products while operating with integrity, are an important component of our brand image, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. We do not control our suppliers and manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines or the law. A lack of compliance could lead to reduced sales or recalls or damage to our brand or cause us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. In addition, many of our products include materials that are heavily regulated in many jurisdictions. Certain jurisdictions in which we sell have various regulations related to manufacturing processes and the chemical content of our products, including their component parts. Monitoring compliance by our manufacturers and suppliers is complicated, and we are reliant on their compliance reporting in order to comply with regulations applicable to our products. This is further complicated by the fact that expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements. Ethical business practices are also driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such regulations or expectations might develop in the future and cannot be certain that our guidelines or current practices would satisfy all parties who are active in monitoring our products or other business practices worldwide.

Labor-related matters, including labor disputes, relating to our suppliers may adversely affect our operations.

Potential labor disputes at independent factories where our goods are produced, shipping ports, or transportation carriers create risks for our business, particularly if a dispute results in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. Any potential labor dispute could materially affect our costs, decrease our sales, harm our reputation or otherwise negatively affect our sales, profitability or financial condition. Further, the risks to our business due to a pandemic or other public health emergency, such as the ongoing COVID-19 pandemic, include risks to worker health and safety, prolonged restrictive measures put in place in order to control the crisis and limitations on travel, which may result in temporary shortages of staff or unavailability of certain workers with key expertise or knowledge of our business and, impact on productivity.

The operations of many of our suppliers are subject to additional risks that are beyond our control.

Almost all of our suppliers are located outside of North America and the United Kingdom, and as a result, we are subject to risks associated with doing business outside of these regions, including:

●	the impact of health conditions, including COVID-19, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our suppliers or manufacturers are located;

●	political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

●	fluctuations in foreign currency exchange rates;

●	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;

●	reduced protection for intellectual property rights, including trademark protection, in some countries, particularly in the PRC; and

●	disruptions or delays in shipments whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions.

These and other factors beyond our control could interrupt our suppliers’ production in offshore facilities, influence the ability of our suppliers to export our products cost-effectively or at all and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition, and results of operations.

The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

The fabrics used to make our products include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.

Additionally, increasing costs of labor, freight and energy could increase our and our suppliers’ cost of goods. If our suppliers are affected by increases in their costs of labor, freight and energy, they may attempt to pass these cost increases on to us. If we pay such increases, we may not be able to offset them through increases in our pricing, which could adversely affect our results of operations and financial condition.

If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet customer expectations could be harmed.

We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions or by floods, fires, or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be harmed.

Increasing labor costs and other factors associated with the production of our products in China could increase the costs to produce our products.

Substantially all of our products are produced in China and increases in the costs of labor and other costs of doing business in the countries in this area could significantly increase our costs to produce our products and could have a negative impact on our operations and earnings. Factors that could negatively affect our business include labor shortages and increases in labor costs, difficulties and additional costs in transporting products manufactured from these countries to our distribution centers and significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with any country in which our products are manufactured, could significantly increase our cost of products and harm our business.

Risks Related to Doing Business in Hong Kong

It may be difficult for overseas shareholders and/or regulators to conduct investigations or collect evidence within the territory of China, including Hong Kong.

Shareholder claims or regulatory investigations that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law (“Article 177”), which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the mainland China. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigations or evidence collection activities within mainland China may further increase difficulties faced by you in protecting your interests.

The PRC laws and regulations and the enforcement of such that apply or are to be applied to Hong Kong can change quickly with little or no advance notice. As a result, the Hong Kong legal system embodies uncertainties which could limit the availability of legal protections, which could result in a material change in PMA’s operations and/or the value of the securities we are registering for sale.

As one of the conditions for the handover of the sovereignty of Hong Kong to China, China accepted conditions such as Hong Kong’s Basic Law. The Basic Law ensured Hong Kong will retain its own currency (the Hong Kong Dollar), legal system, parliamentary system and people’s rights and freedom for fifty years from 1997. This agreement has given Hong Kong the freedom to function with a high degree of autonomy. The Special Administrative Region of Hong Kong is responsible for its own domestic affairs including, but not limited to, the judiciary and courts of last resort, immigration and customs, public finance, currencies and extradition. Hong Kong continues using the English common law system.

However, if the PRC attempts to alter its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect our Hong Kong operating subsidiary’s business and operations. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including the ability to enforce agreements with the customers.

There are some political risks associated with conducting business in Hong Kong.

Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market and may adversely affect the business operations of PMA. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Any change of such political arrangements may pose an immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Based on certain recent development including the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and President Trump signed an executive order and Hong Kong Autonomy Act (“HKAA”) to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S., China and Hong Kong, which could potentially harm our business.

Our revenue is susceptible to the ongoing incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. Any drastic events may adversely affect our Hong Kong operating subsidiary’s business operations. Such adverse events may include changes in economic conditions and regulatory environment, social and/or political conditions, civil disturbance or disobedience, as well as significant natural disasters. Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our Hong Kong operating subsidiary’s business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong like us. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our common stock could be adversely affected.

Risks Related to Information Security and Technology

Our marketing programs, e-commerce initiatives and use of customer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, process, maintain and use data, including sensitive information on individuals, available to us through online activities and other customer interactions in our business. Our current and future marketing programs may depend on our ability to collect, maintain and use this information, and our ability to do so is subject to evolving and increasingly demanding international, U.S., U.K., European and other laws and enforcement trends. We are subject to laws and regulations such as the European Union’s General Data Privacy Regulation (“GDPR”), the United Kingdom’s General Data Privacy Regulation (“UK-GDPR”) and the California Consumer Privacy Act (“CCPA”). These regulations require companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR and UK-GDPR requirements could result in penalties of up to four percent of worldwide revenue. The GDPR, UK-GDPR, CCPA, and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, negative publicity, or demands or orders that we modify or cease existing business practices. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and customer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, may conflict with our practices or fail to be observed by our employees or business partners. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management or otherwise have an adverse effect on our business. Certain of our marketing practices rely upon e-mail to communicate with consumers on our behalf. We may face risk if our use of e-mail is found to violate the applicable law. We post our privacy policy and practices concerning the use and disclosure of user data on our websites. Any failure by us to comply with our posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially harm our business. In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the international, federal or state levels, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e-commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance burden and our potential reputational harm or liability for security breaches may increase.

Disruption of our information technology systems or unexpected network interruption could disrupt our business.

Many of our customers shop with us through our e-commerce website. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile apps to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.

We are increasingly dependent on information technology systems and third-parties to operate our e-commerce websites, process transactions, process and handle inventory, producing, selling and shipping goods on a timely basis and maintain cost-efficient operations. We rely on a number of third parties to help us effectively manage these systems. The failure of our information technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have a global e-commerce website, with the ability to localize content internationally. Our information technology systems, website and operations of third parties on whom we rely may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer “hackers”, natural disasters or other causes. These could cause information, including data related to customer orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our customers or lost sales, which could reduce demand for our products and cause our sales to decline. For example, we implemented a work-from-home policy due to the COVID-19 pandemic for our workforce. This increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers. We have limited back-up systems and redundancies, and our information technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our information technology systems or websites could harm our reputation and credibility and could have a material adverse effect on our business, financial condition and results of operations.

Data security breaches and other cyber security events could result in disruption to our operations or financial losses and could negatively affect our reputation, credibility and business.

As with other companies, we are subject to risks associated with data security breaches and other cyber security events. We collect, process, maintain and use personal information relating to our customers, employees and job-applicants and rely on third parties for the operation of our e-commerce site and for the various social media tools and websites we use as part of our marketing strategy. Any attempted or actual unauthorized disclosure of personally identifiable information regarding our employees, customers or website visitors could harm our reputation and credibility, reduce our e-commerce sales, impair our ability to attract website visitors, reduce our ability to attract and retain customers and could result in litigation against us or the imposition of significant fines or penalties. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. Our on-line activities, including our e-commerce websites, also may be subject to denial of service or other forms of cyber-attacks. While we have taken measures we believe are reasonable to protect against those types of attacks, those measures may not adequately protect our on-line activities from such attacks. If a denial-of-service attack or other cyber event were to affect our e-commerce sites or other information technology systems, our business could be disrupted, we may lose sales or valuable data, and our reputation may be adversely affected. Additionally, new and evolving data protection legislation such as the GDPR impose new requirements such as shorter notification timeframes that could increase the risks associated with data security breaches. We have procedures and technology in place designed to safeguard our customers’ debit and credit cards and our customers’ and employees’ other personal information, and we continue to devote significant resources to network security, backup and disaster recovery, and other security measures. Nevertheless, these security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting new foreign, federal, provincial and state laws and legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements to protect the customer information that we process in connection with the purchase of our products, resulting in increased compliance costs. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure and damage to our brand and reputation or other harm to our business.

Risks Related to Environmental, Social and Governance Issues

Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.

There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. A significant portion of our business is highly dependent on cold-weather seasons and patterns to generate consumer demand for our products. Consumer demand for our products may be negatively affected to the extent global weather patterns trend warmer, reducing typical patterns of cold-weather events or increasing weather volatility, which could have an adverse effect on our financial condition, results of operations or cash flows.

These events could also adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of apparel products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

Increased scrutiny from investors and others regarding our environmental, social, governance or sustainability responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders and customers have focused increasingly on the environmental, social and governance (“ESG”) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability report that we publish or other sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.

Risks Related to Global Economic, Political and Regulatory Conditions

An economic recession, depression, downturn or economic or political uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.

Many of our products may be considered discretionary items for consumers. Uncertain or challenging global economic and political conditions could impact our performance, including our ability to successfully expand internationally. Some of the factors that may influence consumer spending on discretionary items include general economic conditions (particularly those in North America), high levels of unemployment, health pandemics (such as the impact of the current COVID-19 pandemic, including reduced store traffic and widespread temporary closures of retail locations), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. To date, COVID-19 and related restrictions and mitigation measures have negatively impacted the global economy and created significant volatility and disruption of financial markets. Political unrest could also negatively impact our customers and employees, reduce consumer spending and adversely impact our business and results of operations. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. China is a target growth market for us, although consumer demand for our products there may also be impacted by unfavorable economic conditions in China. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

We may be unable to source and sell our merchandise profitably or at all if new trade restrictions are imposed or existing restrictions become more burdensome.

The countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations could have an adverse effect on our consolidated financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, could increase shipping times or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

We are dependent on international trade agreements and regulations. Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Canada or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. Any tariffs imposed between the United States and the PRC could increase the costs of our products. General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions and changes in tariffs, including recent sanctions against the PRC, tariffs imposed by the United States and the PRC and the possibility of additional tariffs or other trade restrictions between the United States and Mexico, could adversely impact our business. It is possible that further tariffs may be introduced or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC or could require us to source more of our products from other countries.

There could be changes in economic conditions in the United Kingdom or European Union (“EU”), including due to the United Kingdom’s withdrawal from the EU, foreign exchange rates and consumer markets. Our business could be adversely affected by these changes, including by additional duties on the importation of our products into the United Kingdom from the EU and as a result of shipping delays or congestion.

Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to the income tax laws of the United States, the United Kingdom and several other foreign jurisdictions. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new tax interpretations and guidance, the outcome of income tax audits in various jurisdictions around the world and any repatriation of unremitted earnings for which we have not previously accrued applicable U.S. income taxes and foreign withholding taxes.

We and our subsidiaries engage in a number of intercompany transactions across multiple tax jurisdictions and the profit allocation and transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates.

Current economic and political conditions make tax rules in any jurisdiction, including the United States and the United Kingdom, subject to significant change. Changes in applicable U.S., U.K. or other foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, as well as by various other federal, state, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.

Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-bribery laws applicable to our operations. In many countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and international laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, some of our employees, agents or other partners, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

Because a significant portion of our net revenue and expenses are generated in countries other than the United States, fluctuations in foreign currency exchange rates have affected our results of operations and may continue to do so in the future.

The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries’ balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders’ equity. We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted for the foreseeable future. The potential impact of currency fluctuation increases as our international expansion increases. We are exposed to credit-related losses in the event of nonperformance by the counterparties to forward currency contracts used in our hedging strategies.

Risks Related to Intellectual Property

Our fabrics and manufacturing technology generally are not patented and can be imitated by our competitors. If our competitors sell products similar to ours at lower prices, our net revenue and profitability could suffer.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products generally are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we do not generally own patents or hold exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors sell products similar to ours at lower prices, our net revenue and profitability could suffer.

If we are unable to establish and protect our trademarks and other intellectual property rights, counterfeiters may produce copies of our products and such counterfeit products could damage our brand image.

We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. The steps we take to protect our intellectual property rights may not be adequate to prevent infringement of these rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. We expect that there is a high likelihood that counterfeit products or other products infringing on our intellectual property rights will continue to emerge, seeking to benefit from the consumer demand for Perfect Moment products. These counterfeit products do not provide the functionality of our products and we believe they are of substantially lower quality, and if customers are not able to differentiate between our products and counterfeit products, this could damage our brand image. In order to protect our brand, we devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. We actively pursue entities involved in the trafficking and sale of counterfeit merchandise through legal action or other appropriate measures. In spite of our efforts, counterfeiting still occurs and, if we are unsuccessful in challenging a third-party’s rights related to trademark, copyright or other intellectual property rights, this could adversely affect our future sales, financial condition and results of operations. We cannot guarantee that the actions we have taken to curb counterfeiting and protect our intellectual property will be adequate to protect the brand and prevent counterfeiting in the future or that we will be able to identify and pursue all counterfeiters who may seek to benefit from our brand.

Our trademarks and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.

Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained some United States, United Kingdom and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, some or all of these pending trademark applications may not be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Additionally, we may face obstacles as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties, or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

Risks Related to Legal and Governance Matters

We are subject to periodic claims, litigation, legal proceedings and audits that could result in unexpected expenses and could ultimately be resolved against us.

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines and penalties. The outcome of some of these legal proceedings, audits and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition.

In addition, from time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment and other claims related to our business. For example, on December 20, 2023, Aspen Skiing Company, LLC filed a complaint against the Company in the United Stated District Court for the District of Colorado, alleging, among other things, trademark infringement, false association, false endorsement, unfair competition and deceptive trade practices by the Company. See Note 13 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We have in the past and may become involved in legal proceedings or audits, including government and agency investigations, and consumer, employment, tort and other litigation. Any of these proceedings could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition and results of operations. In addition, any proceeding could negatively impact our reputation among our customers and our brand image.

Our business could be negatively affected as a result of actions of activist stockholders or others.

We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations and divert the attention of our board of directors, management and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Anti-takeover provisions in our charter documents and under the General Corporation Law of the State of Delaware could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. These provisions impact the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired more than 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

Our corporate documents and the DGCL contain provisions that may enable our board of directors to resist a change in control of us even if a change in control were to be considered favorable by our stockholders. These provisions:

●	require a 66 and 2/3% stockholder vote to remove directors, who may only be removed for cause;

●	authorize our board of directors to issue “blank check” preferred stock and to determine the rights and preferences of those shares, which may be senior to our common stock, without prior stockholder approval;

●	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholders’ meetings;

●	prohibit our stockholders from calling a special meeting and prohibit stockholders from acting by written consent;

●	require a 66 and 2/3% stockholder vote to effect certain amendments to our certificate of incorporation and bylaws; and

●	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.

These provisions could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Our amended and restated certificate of incorporation provides that state and federal courts will have concurrent jurisdiction for actions arising under the Securities Act of 1933, as amended (the “Securities Act”), and the exclusive forum provision will not apply to suits brought to enforce duties and liabilities created by the Exchange Act or any other claims for which the federal courts have exclusive jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Ownership of Our Common Stock

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter after we have been a reporting company in the United States for at least 12 months, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) February 7, 2029.

We have not conducted an evaluation of the effectiveness of our internal control over financial reporting and will not be required to do so until the fiscal year ending March 31, 2025. If we are unable to implement and maintain effective internal control over financial reporting investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we will be required to maintain internal control over financial reporting for the year ending March 31, 2025 and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending March 31, 2025, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by the Jumpstart Our Business Startups Act. As we have not conducted an evaluation of the effectiveness of our internal control over financial reporting, we may have undiscovered material weaknesses. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process may be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation of our common stock, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future financing agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be an investor’s sole source of gain for the foreseeable future.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

On February 12, 2024, we consummated the initial public offering of our common stock for aggregate approximate net proceeds of $6,426, after deducting underwriting discounts and commissions and estimated offering expenses. Based upon our current operating plan and assumptions, we expect that the net proceeds from the initial public offering and our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, and the automatic conversion of the outstanding balance of the Notes upon the closing of the initial public offering will be sufficient to fund our operations for at least the next 18 months. However, our operating plan may change, and our assumptions may prove to be wrong, as a result of many factors currently unknown to us, and we could use our available capital resources sooner than we expect. We may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

Any additional capital raising efforts may divert our management’s attention from the operation of our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain sufficient amounts of additional capital, when and if we require it, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and results of operations.

If we raise additional capital through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when and if we require it, our ability to continue to support our business growth, and to respond to business challenges could be significantly impaired.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to the 2021 Plan, the plan administrator is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of March 20, 2024, there were 1,570,206 shares of common stock reserved for issuance in connection with outstanding awards granted under the 2021 Plan and 1,929,751 shares of common stock were available for future issuance under the 2021 Plan. Future equity incentive grants and issuances of common stock under awards outstanding under the 2021 Plan may result in dilution to our stockholders.

We will incur increased costs as a result of being a public company.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. In addition, costs have been incurred in the years ended March 31, 2023 and 2022 in preparation of becoming a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board impose additional reporting and other obligations on public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expense associated with our SEC reporting requirements. Furthermore, if we identify an issue in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to obtain director officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and train qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and administrative fees significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us or may cover us in the future change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers us or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of IPO Proceeds

On February 12, 2024, we consummated the initial public offering of our common stock pursuant to which we issued and sold 1,334,000 shares of our common stock at a price to the public of $6.00 per share, for aggregate approximate net proceeds of $6,426, after deducting underwriting discounts and commissions and estimated offering expenses. The underwriters did not exercise their over-allotment option to purchase 200,100 additional shares of common stock at $6.00 per share, therefore, we received net proceeds of $0 and incurred no additional expenses. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-274913), which was declared effective by the SEC on February 7, 2024. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock, or (iii) our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 9, 2024 pursuant to Rule 424(b)(4). ThinkEquity LLC and Laidlaw & Company (UK) Ltd. acted as joint bookrunners for the initial public offering. To date, we have not spent any significant amount of the proceeds.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6 - EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024

3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024

4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023

4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024

10.1+	Employment Agreement between Perfect Moment Ltd. and Jeff Clayborne	S-1	333-274913	10.2	November 6, 2023

10.2+	Amendment No. 1 to Employment Agreement between Perfect Moment Ltd. and Jeff Clayborne	S-1	333-274913	10.3	January 22, 2024

10.3+	Independent Director Agreement between Perfect Moment Ltd. and Andre Keijsers	S-1	333-274913	10.20	January 18, 2024

10.4+	Independent Director Agreement between Perfect Moment Ltd. and Berndt Hauptkorn	S-1	333-274913	10.21	January 18, 2024

10.5+	Independent Director Agreement between Perfect Moment Ltd. and Tracy Barwin	S-1	333-274913	10.22	January 18, 2024

10.6+	Form of Indemnification Agreement for Directors and Officers	S-1	333-274913	10.21	November 6, 2023

10.7	Guarantee Agreement between Perfect Moment Asia Limited and J. Gottschalk & Associates	S-1	333-274913	10.37	November 6, 2023

10.8	Amendment to UBS Switzerland AG Standby Documentary Credit	S-1	333-274913	10.40	December 1, 2023

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Perfect Moment Ltd. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECT MOMENT LTD.

Date: March 25, 2024	By:	/s/ Mark Buckley
Mark Buckley
Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2024	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Financial and Accounting Officer)

