Form 10-K
period 2024-03-31
Perfect Moment Ltd.
filed 2024-07-01
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-41930

Perfect Moment Ltd.

(Exact name of registrant as specified in its charter)

Delaware	86-1437114
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

307 Canalot Studios 222 Kensal Road London, United Kingdom	W10 5BN
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 204 558 8849

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PMNT	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The registrant was not a public company as of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s common shares began trading on the NYSE American on February 8, 2024.

As of June 26, 2024, there were 15,653,449 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

CAUTIONARY NOTE REGARDING Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, revenue, expenses, margins, profitability, capital expenditures, liquidity, capital resources and other operating information, and can be identified by words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

●	our expectations regarding our revenue, expenses, profitability and other operating results;
●	the growth rates of the markets in which we compete;
●	the costs and effectiveness of our marketing efforts, as well as our ability to promote our brand;
●	our ability to provide quality products that are acceptable to our customers;
●	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
●	our ability to effectively manage our growth, including offering new product categories and any international expansion;
●	our ability to protect our intellectual property rights and avoid disputes in connection with the use of intellectual property rights of others;
●	our ability to protect our users’ information and comply with growing and evolving data privacy laws and regulations;
●	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
●	our ability to compete effectively with existing competitors and new market entrants; and
●	our success at managing the risks involved in the foregoing.

The forward-looking statements contained in this Annual Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within this Annual Report and in the other reports we file with the Securities and Exchange Commission (“SEC”). These risks and uncertainties include those described in the section entitled “Risk Factors.”

You should not place undue reliance on these forward-looking statements. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such a difference might be significant and materially adverse to our security holders. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the SEC, all of which you should review carefully. We qualify all of our forward-looking statements by these disclaimers.

iii

PART I

ITEM 1. BUSINESS

Overview

Perfect Moment Ltd., a Delaware corporation (“Perfect Moment,” “we,” “our,” or “us”), is a high-performance, luxury skiwear and lifestyle brand that fuses technical excellence with fashion-led designs. We create apparel and products that feature what we believe is an unmatched combination of fashion, form, function and fun for women, men and children.

The idea for the Perfect Moment brand was born in Chamonix, France in 1984, when the professional skier and extreme sports filmmaker, Thierry Donard, began making apparel for his team of free-ride skiers and surfers. Donard used his experience to create designs that were characterized by quality, style and performance to enable his athletes to achieve their perfect ski-run or perfect wave-ride: that “perfect moment.” His designs – combining high performance materials with daring prints and colors – were inspired by his team of free-ride skiers and surfers.

In May 2012, Mr. Donard assigned the Perfect Moment trademark to Perfect Moment TM Sarl (“TMS”), a then newly incorporated Swiss company, 50% of which was owned by Mr. Donard and 50% of which was owned by Fermain Limited, an entity controlled by Max Gottschalk, who is the Chairman of our board of directors, and Jane Gottschalk, who is our Chief Creative Officer and a member of our board of directors. Perfect Moment Asia Limited (“PMA”) was also incorporated in May 2012 and PMA entered into a licensing agreement with TMS for the Perfect Moment trademark. The Perfect Moment brand was then relaunched by Max and Jane Gottschalk. Perfect Moment (UK) Limited, a United Kingdom corporation (“PMUK”) was later incorporated in July 2017 as a wholly owned subsidiary of PMA, for the primary purpose of online sales of finished goods. Between December 2017 and November 2018, PMA acquired 100% of the equity of TMS from Mr. Donard and Fermain. In March 2021, we effected a reorganization, in which all of the equity of PMA was exchanged for newly issued shares of Perfect Moment Ltd. common stock and Series A convertible preferred stock, which preferred stock was converted to common stock in connection with the closing of our initial public offering on February 12, 2024. In July 2021, TMS assigned the Perfect Moment trademark to PMUK. On January 17, 2024, the Company established a wholly owned U.S. subsidiary, Perfect Moment USA Inc. (“PMU”), incorporated in the State of Delaware. Some of the production team still sits in Hong Kong but the majority of the employees, including the majority of production, design, marketing and finance teams, and all senior management (other than our Chief Financial Officer, who is located in the United States) and our board of directors are located in the United Kingdom (other than Berndt Hauptkorn, who is located in France).

Today, the brand continues to draw on its rich heritage of performance garments and statement designs. Retro-inspired vivid and bold color palates complement technical fabrics to deliver fashion, form, function and fun for women, men and children. Initially known for its on-and-off the slopes skiwear, in 2016 PMA developed a summer range inspired by the island of Ibiza to bring its unique style to swimwear and activewear. We believe our bold fashion and technical proposition resonates with the modern fashion-conscious consumer that sees value in authentic European heritage and statement-design tailored for an active and healthy lifestyle at a compelling quality-to-value price point.

Our Industry

We operate at the intersection of luxury fashion and multi-channel commerce. The global luxury industry is large and characterized by specific market dynamics and consumer trends that are shaping the future of the industry, including the following:

Large, Stable and Resilient Addressable Markets

We have an attractive luxury ski apparel market in which we believe is well-positioned and has a large growth runway. According to EIN Presswire, the global luxury ski wear market was valued at $1.6 billion in 2022 and is expected to expand at a Compound Annual Growth Rate (“CAGR”) of 6.35% reaching $2.4 billion by 2028. We believe the global luxury ski wear market has a relatively narrow target demographic and that this demographic is characterized by relatively high affluence and either proximity to a ski area or a location with a traditional interest in skiing as a recreational activity. We believe that due to the relatively high affluence and international nature of the demographic, there has been, and continues to be, significant space for premium and luxury products that deliver both fashion and technical performance.

We have started to make inroads into the adjacent, significantly larger, global luxury outerwear market, which we believe is set to continue growing, yet remains somewhat fragmented and localized. The global luxury outerwear market, compared to the global luxury ski wear market, is a larger and faster growing market. According to Research Reports World, the global luxury outerwear market was valued at $15.9 billion in 2022 and is expected to expand at a CAGR of 6.51% reaching $23.2 billion by 2028. Again, we believe the demographic for this market has relatively high affluence but has a broader geographical spread as it is not linked to the activity of skiing. In the global luxury outerwear market, we believe an increasingly large number of consumers are turning to heritage brands with technical credentials for luxury outerwear products that not only serve a technical function but also make a fashion statement.

In addition, Perfect Moment is also targeting the broader leisure markets for swimwear, activewear and lifestyle products. Both the global luxury ski wear market and global luxury outerwear market share some key consumer demographics and purchasing behavior with the broader leisure markets. We believe these markets stretch beyond skiing and winter sports to a range of healthy and athletic pursuits, with products increasingly being worn as part of a broader day-to-day lifestyle statement. We also believe the growth of this market goes hand-in-hand with broader cultural shifts, such as a greater emphasis on health, exercise and well-being, as well as a relaxation in dress codes at work and for social occasions. Based on the characteristics of these respective markets, we believe Perfect Moment has the right brand profile, geographic footprint, target demographic, marketing tools and operational expansion plan to gain significant share.

Luxury Channel Shift to Online

According to Bain & Company (“Bain”), online is set to become the leading channel for luxury purchases by 2030. The online share of the global personal luxury goods market in 2017 was 9%, significantly lower than other retail markets, according to Bain, which has been driven by luxury brands’ cautious approach to adopting technology and social platforms; however, online sales accounted for 22% of the luxury goods market in 2021 and online sales are expected to become a larger percentage of the total luxury market, reaching 32% to 34% by 2030.

Transition to Digital

We believe the digital shopping behavior of consumers is evolving at a rapid pace and the shift to digital is affecting how the luxury industry and consumers interact. Ecommerce sales have climbed steadily for years, according to Statista, with continuous further growth expected. Statista estimates a growth in global ecommerce market revenue from approximately $2.4 billion in 2017 to approximately $8.1 billion in 2026, and with the COVID-19 pandemic, ecommerce use among consumers has advanced even faster than expected. Since the start of the COVID-19 pandemic in March 2020, according to Statista, there have been a significant number of first-time online shoppers around the world.

On the marketing side, we believe that inspiration and trends have shifted from editorial content on the printed pages of monthly fashion magazines to the real-time social media channels of the world’s leading fashion bloggers, influencers and celebrities.

Generational Demographic Shift

As new generations of global luxury consumers account for a larger share of spending, we believe they are fundamentally changing the way luxury products are purchased. According to Bain, Generation Y and Generation Z accounted for all of the market’s growth in 2022. The spending of Generation Z and the younger Generation Alpha is set to grow three times faster than that of other generations though 2030, making up a third of the market. Generation Y, Generation Z and Generation Alpha are forecast by Bain to become the biggest buyers of luxury by 2030, representing 80% of global purchases.

Emerging Markets and Future Growth

We believe the demand for luxury fashion is truly global. According to Bain, consumers of luxury fashion have traditionally been from Europe and the Americas, but, by 2030, mainland China is forecasted to surpass the Americas and Europe in having the biggest global luxury market. Growth of the global luxury goods market is expected to be significantly driven by demand from China and from emerging markets, including India and emerging Southeast Asian and African countries, based on forecasts between 2022 and 2030. Chinese consumers are forecast by Bain to regain their pre-COVID-19 status as the dominant nationality for luxury, growing to represent circa 40% of global purchases by 2030.

Our Strengths

●	Strong Brand Positioning. Perfect Moment’s affordable luxury offering sits below the ultra-luxury positioning and luxury performance positioning by our direct luxury competitors. Most of our competitors skew to either fashion or pure performance, while Perfect Moment focuses on both.

●	Authentic Brand That Resonates with Highly Valuable Customer Segments. With the Perfect Moment brand having approximately 40 years of European ski and worldwide surf heritage, bold fashion, distinct design aesthetic and technical performance, we believe our products and our mission resonate with the modern fashion-conscious consumer who sees value in authentic European heritage and statement-design tailored for an active and healthy lifestyle, which generates brand loyalty among our key customers, Generation Y and Generation Z consumers, and drives repeat purchases.

●	Proven and Unique Marketing Engine and Significant Growth Runway. We believe that ecommerce will continue to shape the consumer and retail industries by changing shopping behavior as well as contributing to the digital transformation of retail business models, which we believe has been accelerated as a direct result of the COVID-19 pandemic. Our retail business commenced and continues to exist primarily online. We are a direct-to-consumer retailer that utilizes technology to deliver what we believe is a customer experience with a specific focus on engaging and interacting with the Generation Y and Generation Z tech-savvy consumer segment by offering speed, convenience and a seamless customer experience. By selling directly through our digital platform, we control all aspects of the customer experience and are able to engage with our community before, during and after purchase, through our digital platform and social channels. We believe this direct engagement enables us to establish personal relationships at scale and provides us with valuable customer data and feedback that we leverage across our organization to better serve our customers. We also have collaborations with a growing group of A-list celebrities and influencers whom we consider having an authentic feel and on-brand partner collaborations with luxury brands that we believe speak to the same audience. We also focus on top-tier editorial coverage in fashion magazines and arrangements with luxury wholesale partners, which include The Wall Street Journal, Forbes, Vogue, Conde Nast Traveler and Harper’s Bazaar, to name a few. We believe these marketing efforts will be translated into an engaged lifestyle-driven Instagram community.

●	Visionary, Passionate and Committed Management Team. Through steady brand discipline and a focus on sustainable growth, our management team has transformed a small family business into a global brand. We have assembled a team of seasoned executives from diverse and relevant backgrounds who draw on experience working with a wide range of leading global companies including Burberry, Jimmy Choo, Michael Kors, Nike, North Face, Rapha, Disney and Elemis. Members of our team have created and grown leading luxury, fashion and digital businesses globally, and they retain a strong entrepreneurial spirit. Their leadership and passion have accelerated our evolution into a lifestyle brand and the growth of our direct-to-consumer channel alongside strengthening our wholesale business.

●	Multi-Channel Distribution. Our global distribution strategy allows us to reach customers through two distinct, brand-enhancing channels. In our wholesale channel, which as of March 31, 2024 extended into 25 countries, we carefully select the best retail partners and distributors to represent our brand in a manner consistent with our heritage and growth strategy. As a result, we believe our wholesale partnerships include best-in-class luxury and online retailers. Through our fast growing direct-to-consumer channel, which includes our global ecommerce site, we are able to more directly control the customer experience, driving deeper brand engagement and loyalty, while also driving towards more favorable margins. Our direct-to-consumer (“DTC”) ecommerce channel, www.perfectmoment.com, is complemented by our luxury marketplace partnerships globally and in emerging markets. We employ product supply discipline across both of our channels to manage scarcity, preserve brand strength and optimize profitable growth for us and our retail partners. Going forward, we plan to open a limited number of pop-up and retail stores in major metropolitan centers as well as premium outdoor destinations where we believe they can operate profitably. To further support our customers and increase our gross margins we plan on opening third party distribution centers in key markets, targeting an opening in the United States in the fiscal year ending March 31, 2025.

●	Established Partner Relationships. As of March 31, 2024, we have two luxury marketplace partners, Farfetch and Amazon Luxury, and 160 wholesale partners, of which 16 are luxury department stores (including those we believe are the most sought-after and prestigious names in the fashion industry), 18 operate as exclusively online multi brand retailers and 90 are respected specialty stores with a focus on either sports or winter goods, which is key to our branding strategy.

●	Flexible Supply Chain. We directly control the design, innovation and testing of our products, which we believe allows us to achieve greater operating efficiencies and deliver quality products. We manage our production through long-standing relationships with our third-party suppliers and vendors. We believe our flexible supply chain gives us distinct advantages including the ability to broaden and scale our operations, adapt to customer demand, shorten product development cycles and achieve higher margins.

●	Culture of Innovation and Uncompromised Craftsmanship. We strive to create the most innovative, functional, comfortable and stylish apparel in the industry. We develop cross-functional products that we believe are characterized by quality, style and performance. We continue to use best-in-class materials in every product, and we will continue to innovate.

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

Grow Brand Awareness and Attract New Customers

Building brand awareness among potential new customers and strengthening our connections with those who already know us will be a key driver of our growth. While we believe our brand has achieved substantial traction globally and those who have experienced our products demonstrate strong loyalty, our presence is relatively nascent in many of our markets. We believe we have a significant opportunity to increase brand awareness and attract new customers to Perfect Moment through word of mouth, brand marketing and performance marketing.

In the past, Perfect Moment’s strong skiing heritage has been used to engage with a core ski audience for whom we believe the combination of technical performance and retro inspired designs resonate strongly. We believe the nature of skiing as a largely affluent, international pursuit means there is a large opportunity in aspirational, lifestyle-led social media engagement. We believe Perfect Moment has captured this social media opportunity to great effect, combining the style and form of the brand with celebrities, influencers, top-tier editorial, collaborations and luxury locations to create a distinct, fun and engaging aspirational lifestyle narrative. Beyond social media, we believe Perfect Moment has been able to deploy this same core brand proposition and narrative to direct digital marketing and traditional media, elevating brand profile and driving high levels of engagement simultaneously. Perfect Moment has also been able to build an effective online marketing engine driving large volumes of direct, organic search and paid search traffic to our ecommerce website, www.perfectmoment.com.

We expect to continue this approach to social media, building our follower base through a similar and evolving mix of celebrities, influencers, editorials and locations. We also expect to continue to pursue and scale the effective search engine optimization and paid search strategies which have contributed to online sales growth, as well as direct marketing and customer engagement via their successful newsletter. Perfect Moment is developing plans to leverage a new Perfect Moment owned physical store network to deepen its brand identity and profile, as well as drive higher levels of loyalty and engagement at the local level.

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

Accelerate Digital Growth

Having used the wholesale channel to establish our brand globally, we believe we will become less reliant on wholesale partners during the next five (5) years by committing more resources to our direct-to-consumer strategy and accelerating our digital growth. We believe technology and partnerships are the key underpinning factors in any ecommerce business and as such we will continue to enhance customer experience, focusing on mobile as the dominant growth channel and leveraging the emerging benefits of social and conversational commerce.

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

While we expect the majority of our near-term growth to continue to come from the United States, the United Kingdom and the EU, we believe there is a tremendous opportunity over the long term throughout the rest of the world. In the fiscal year ended March 31, 2024, we increased our outreach in what we believe are the most promising countries in continental Europe. As part of the plan to enter new markets, we will start with China, as we seek to enhance our ability to serve our international customers and further establish Perfect Moment as a global brand.

We believe there is a significant opportunity beyond our existing markets, with China representing the next market opening for Perfect Moment. China is projected to become the largest winter sports market, with people participating expected to reach 50 million by 2025 with 1,000 ski resorts to be open by 2030, according to reports by Daxue Consulting and Capital Mind. We allocated a small amount of inventory to test the Chinese market directly in November 2024 on Tmall, using local partners to operate, with a digital approach to selling. We were originally forecasting to run losses with respect to such activities for two years, then become profitable from the third year of such activities, with China representing less than 10% of our revenue by 2027. The data we now have on this small test has led to exploring partnership models such as a Joint Venture, where we could benefit for local distribution, market expertise and financial support for inventory and marketing. We still believe the most significant hurdle to overcome with respect to our plan to enter the Chinese market is liquidity to fund the initial operating losses.

In order to offer a more localized experience to customers internationally, we intend to offer market-specific languages, currency and content, as well as strategic international shipping and distribution hubs. We plan to leverage our social media strategy and expand our network of social media ambassadors to grow our brand awareness globally.

Enhance Our Wholesale Network

Although in the next five (5) years we will be mainly focused on accelerating digital growth and our direct-to-consumer channel, we still intend to continue broadening customer access and strengthening our global foothold in new and existing markets by strategically expanding our wholesale network and deepening current relationships. In all of our markets, we have an opportunity to increase sales by adding new wholesale partners and increasing volume in existing retailers. Additionally, we are focused on strengthening relationships with our retail partners through broader offerings, exclusive products and shop-in-shop formats, which are dedicated spaces within another company’s retail store on a short-term rental basis. We believe our retail partners have a strong incentive to showcase our brand as our products drive customer traffic and consistent full-price sell-through in their stores.

Broaden Our Product Offerings

Continuing to enhance and expand our product offerings represents a meaningful growth driver for Perfect Moment. We expect that expanding our product lines will allow us to strengthen brand loyalty with the existing Perfect Moment customer base, drive higher penetration in our existing markets and expand our appeal across new geographies. We intend to continue developing our offering through the following strategies:

Elevate Fall and Winter. Perfect Moment will continue to focus on quality materials and distinctive designs in order to create luxury products which aim to deliver technical performance and style impact. However, believing that people want to bring the functionality of our ski apparel into their everyday lives, Perfect Moment is broadening the product range beyond the core “on-slope” skiwear to encompass less technical lifestyle products and a wide range of exceptional products for any occasion, including all year-round accessories.

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

We believe this strategy will deliver a number of benefits:

●	Increased Revenues. We expect that cross-over into adjacent product markets will increase sales by allowing us to sell outerwear, lifestyle products, activewear and swimwear to non-skiers and cross-sell lifestyle and “off-slope” products to existing skiwear customers in a winter setting.

●	Reduced Seasonality. We expect that sales of new lifestyle products as well as activewear and swimwear products will be less concentrated in the winter months and increase revenue from new and existing customers as we grow brand awareness.

●	Improved Margins. We believe that our margins will be improved by this strategy as modest price increases across the existing range increase margins dollar for dollar. A greater use of high-margin luxury materials such as cashmere will support price and margin increases, while a move towards more less technically-complex lifestyle pieces will also drive margin improvement. Full price sales with limited promotional activity will further improve margins.

During the fiscal year ended March 31, 2024, we restructured and invested in our design, product development, merchandizing and production teams to create a pathway to execute this underpinning strategy. We will launch our first spring / summer capsule encapsulating our new strategy at the end of Q1 FY25. We plan to then gradually increase our product offering as we evaluate demand, supply and profitability.

Establish Perfect Moment Owned Physical Retail

Perfect Moment has grown to date without owning a physical stand-alone store. Sales growth has been driven by our online offering and wholesale network. As part of our growth strategy, we believe opening directly operated stores in strategically selected major cities and pop-up stores in strategic ski resorts and high-traffic city locations would provide an excellent opportunity to generate sales in key locations, providing a luxury in-store experience, reflecting the character of the brand and providing an experiential contact point for customers.

As our product range expands, we see the potential to further grow our community with a physical presence by opening directly operated stores. We already have a physical presence in department stores, operated under wholesale arrangements. Operating Perfect Moment owned stores would provide our community a home for the brand and act as a beacon for new or potential customers, but they also add extra complexity and risk. In order to test our retail model, we plan to first establish pop-up locations. We are exploring options in London for an initial pop-up location. We tested a shop-in-shop location in Los Angeles that opened in November 2023 thru to February 2024 at Fred Segal in West Hollywood. Shop-in-shop locations are dedicated spaces within another company’s retail store on a short-term rental basis. We expect that our experience with such temporary spaces would help us develop our strategy for all-year-round stores, including location, size, capital expenditure need, as well as the financial and operating impact. The success of the Fred Segal pop-up transitioned them into a new physical wholesale account. Operating temporary spaces would also provide our management team experience with opening and operating retail stores. We evaluate each potential store location based on lease availability and projected viability, and plan to open pop-ups in the fiscal year ending March 31, 2025 and if the learnings from the pop-ups are favorable we would plan to open year-round stores beginning the fiscal year ending March 31, 2027.

Other Strategies to Improve Margin

We intend to focus on the following other strategies to improve our margin:

●	Shift towards direct-to-consumer revenue (such as ecommerce and physical retail). We expect that rebalancing from wholesale to direct to consumer, coupled with the other margin initiatives would result in a double-digit percentage point improvement in our gross margin, due to channel mix, over time.

●	Reducing product range within skiwear. We believe the current range offers too much choice, and yields poorer margins, resulting from a lack of economies of scale and higher levels of markdown and discounts.

●	Review and modify supplier base. We are expecting our supplier base to evolve as we source fabrics and trims more efficiently and introduce new finished good suppliers with better commercial terms (such as lower labor costs or better duty rates due to factories being based in the EU, UK, or Vietnam).

●	Review and revise price positioning. We will continue reviewing our selling prices. We are expecting to introduce better discipline and processes to assess price positioning with a focus on margin by each product, country of manufacture and country of selling. We expect to raise selling prices to improve the gross margin over time as part of the range development process and will monitor price elasticity. We believe prices are relatively in-elastic for our industry and our customer segment, and that pricing increases are generally expected by customers annually for luxury goods.

●	Focusing on reducing costs relating to crossing borders. Operating a global business requires crossing borders with products resulting in high costs for freight, duty, couriers and other handling costs. Perfect Moment has grown very quickly and as a result has not been able to focus on crossing borders in a cost-effective way. We are focused on reducing these costs and expect to see savings over time in freight (for example by using less air freight and more sea freight), lowering duty costs (for example moving production to countries with lower tariffs) and reducing broker fees through better processes.

Our Brand

Over the last 39 years, the Perfect Moment brand has grown from our predecessor, a small business founded by Thierry Donard, making apparel for his team of free-ride skiers and surfers, into a global brand by building on our strength of creating luxurious, distinctively designed and functional ski outfits. We have leveraged this strength to expand our brand into multiple seasons and new categories beyond skiwear. With the same discipline, we have also expanded our revenue channels beyond distributors to include a select group of luxury multichannel retailers, as well as our own DTC channel.

Our Products

We approach product design with our customer in mind by designing products that solve their unique needs. We are inspired by free spirits as well as free riders – trailblazers who might not come close to a ski run. We are for anyone who is unafraid to stand out – with the fashion they wear and the moments they make. We are still all about that perfect moment. But it could happen on and off the slopes. Our product truths are standout styles for moment makers, flattering silhouettes for living in the moment, comfortable cuts for moving in the moment and high-performing materials that make the moment last. We are constantly challenging ourselves to create the highest quality and most innovative fabrications, styles and product features for our customers. Our apparel is comfortable, durable, functional and stylish, all at an affordable luxury price point.

Our Heritage

The adventure started in the mountains of Chamonix in 1984, with the Perfect Moment brand a vision of famed extreme sports filmmaker and professional skier Thierry Donard, who designed apparel for his team of expert freeride skiers and surfers for his film production company La Nuite de la Glisse. Donard used his personal experience to create designs that were characterized by quality, style and performance, and focused on the ultimate goal of every athlete: to experience the “perfect moment”. Thierry Donard continues to be a stockholder in Perfect Moment and, in the past, we have provided product placements for his films.

Our Evolution

Our product offerings have evolved significantly since the days of solely making specialty ski and surfwear for extreme sports. Today, we continue to draw on our rich heritage of performance garments and statement designs. Retro-inspired vivid and bold color palates complement the industry’s leading technical fabrics to deliver fashion, form, function and fun for women, men and children. Primarily known for our on-and-off the slopes skiwear, in 2016 PMA developed a summer range inspired by the island of Ibiza to bring its unique style to swimwear and activewear.

Beyond Sport

Recognizing our customers want to bring the functionality of our clothing into their everyday lives, we expanded our product offerings to include products for outdoor enthusiasts, urban explorers and discerning consumers everywhere. The uncompromised craftsmanship and quality of the Perfect Moment brand is preserved in new products and high-performance materials to keep our customers warm and comfortable no matter how low the temperature drops. As we evolved and expanded our winter assortment to suit new uses, climates and geographies, we also refreshed our core offerings with the introduction of our sustainable swimwear collection and enhancing our classic products with a focus on elevated style, luxurious fabrics and refined fits.

Beyond Outerwear

Perfect Moment has launched a refined line of accessories in response to customer demand for products to complement their skiwear, outerwear or swimwear. Our accessories focus on handwear, headwear, neckwear and everything the customer needs for a day of fun and adventure on the mountain, near the sea or in the city; offering unparalleled fit, function and timeless style to our customers, consistent with the heritage of our core products. Beyond accessories, we continue to selectively respond to customer demand for new product categories. Our customers have shown meaningful interest in key new product categories including travel gear, which we may pursue in the future.

As we expand the Perfect Moment brand to serve new uses, wearing occasions, geographies and consumers, we will always stay true to who we are and what the Perfect Moment brand stands for: authentic heritage, uncompromised craftsmanship and quality, exceptional style and superior functionality.

Our Marketing Strategy

Brand Awareness and Engagement

We believe the nature of skiing as a largely affluent, international pursuit means there is a large opportunity in aspirational, lifestyle-led social media engagement. We have utilized social media to publicize our brand with celebrities, influencers, top-tier editorial, collaborations and luxury locations to create a distinct, fun and engaging aspirational lifestyle narrative. Perfect Moment expects to continue its approach to social media, building its follower base through a similar approach with an evolving mix of celebrities, influencers, editorials and locations. Beyond social media, we believe Perfect Moment has been able to deploy the same core brand proposition and narrative to direct digital marketing and traditional media, elevating brand profile and driving high levels of engagement simultaneously.

Consumer Acquisition

We principally acquire consumers through online channels, including paid and organic search, metasearch, affiliate partnerships, display advertising and social media channels. We have access to channel experts who work with dedicated analysts, data scientists and engineers and have invested resources to optimize paid search, developing programs and algorithms to maximize our return on paid search.

Retention and Loyalty

We focus on building continuous dialogue with our consumers given their levels of engagement with luxury shopping. We do this by creating content and developing tailored product recommendations, which we distribute via email, social media, display advertising and directly on our platform. We believe our strategy generates a significant return on new customer acquisition investments resulting from high average order value, strong product margins and attractive repeat purchase behavior.

Investing for the Future

Moving forward, our marketing focus is on continuing to tell our stories in unique, creative and authentic ways that engage customers. As our distribution model has shifted from pure wholesale to multi-channel, our business needs have evolved. We have supported this shift through a blend of brand and performance marketing that reaches a global audience while maintaining a consistent and authentic brand experience. We will continue to strategically invest in reaching new audiences across platforms in developing audiences, markets and boosting affinity around the world.

Product Development and Innovation

Uncompromised craftsmanship begins with sourcing the right raw materials. We use premium fabrics and finishings for performance, comfort and longevity. Our blends of down and fabrics enable us to create warmer, lighter and more durable products across seasons and applications.

Our insulated products are made with down because it is recognized as the world’s best natural insulator, providing approximately three times the warmth per ounce as synthetic alternatives. We are committed to the sustainable and ethical sourcing of our raw materials. We only use down that is a by-product of the poultry industry and we only purchase down and fur from suppliers who adhere to our stringent standards regarding fair practices and humane treatment of animals.

Our Global End-To-End Operations

Our core operations areas are supply chain management, fulfilment and premium customer service.

Supply Change Management

We have built a supply chain that is scalable for our business and through which we control the design and development of our products.

Design, Innovation and Manufacturing

We have a diversified and flexible supply chain that leverages third-party suppliers and manufacturers to produce our raw materials and finished products. We directly and actively manage every step of our product development and production process. The extent to which we manage production is differentiated from a model of primarily relying on third-party agents to manage production. We believe our approach has enabled us to produce luxury products through greater control of the end-to-end production process.

We purchase our finished products from our manufacturers on a purchase order basis and do not have any long-term agreements requiring us to use any supplier or manufacturer. We have long-standing relationships with our vendors, which are strengthened by the consistency and longevity of our core fabric and core style profile.

We regularly source new suppliers and manufacturers to support our ongoing innovation and growth, and we carefully evaluate all new suppliers and manufacturers to ensure they share our standards for quality of manufacturing, ethical working conditions and social and environmental sustainability practices.

Digital Production

Our content creation process includes styling, photographing, photo-editing and content management and allows us to achieve a luxury product presentation with a consistent look and feel. Our third-party studios are the heart of the process, where teams of professional stylists, models and photographers create product images under the leadership and control of our marketing and creative experts. We also develop original content, including tailored merchandise descriptions, convenient size and fit information and detailed measurements information to provide the best consumer experience, maximize revenue and minimize returns.

Warehouse and Fulfilment

We ship our finished products to our business-to-business (“B2B”) and business-to-consumer (“B2C”) customers globally. We distribute our B2C products from our fulfilment center located in the United Kingdom, where we have created a warehouse-within-a-warehouse model at our third-party logistics provider’s site. We regularly evaluate our distribution infrastructure and capacity to ensure that we are able to meet our anticipated needs and support our continued growth.

Premium Customer Service

We provide high-quality customer service throughout the consumer experience, from purchase to returns, offering advice on size and fit, styling recommendations, responding to customer feedback and managing return and exchange requests. We localize aspects of the consumer journey for convenience, such as offering different languages and payment methods through customer care.

Competition

We operate in a competitive industry, and consumers have the option to purchase both online and offline, through our partners. While we believe that we do not have any direct competition, we have indirect competitors in two primary categories, skiwear brands and outerwear brands.

Skiwear Brands – Perfect Moment’s affordable-luxury products are characterized by quality, style and performance where retro-inspired vivid and bold color palates complement the industry’s leading technical fabrics to deliver fashion, form, function and fun for women, men and children. Most other competitors in skiwear skew to either fashion or pure performance. Additionally, Perfect Moment’s Kids-wear range addresses an overlooked premium segment.

Outerwear Brands – The market for outerwear is highly fragmented. We principally operate in the market for premium outerwear, which is part of the broader apparel industry. We compete directly against other manufacturers, wholesalers and direct retailers of outerwear, premium functional outerwear and luxury outerwear. We compete both with global brands and with regional brands operating only in select markets. Because of the fragmented nature of our marketplace, we also compete with other apparel sellers, including those who do not specialize in outerwear. While we operate in a highly competitive market, we believe there are many factors that differentiate us from other manufacturers, wholesalers and retailers of outerwear, including our brand, our heritage and history, our focus on functionality and craftsmanship and the fact that our core products are cross functional and can be used for different purposes for example on the slope and in the city.

Activewear Brands – Competition in the athletic apparel industry is principally on the basis of brand image and recognition as well as product quality, innovation, style, distribution and price. We believe that we successfully compete based on our luxury brand image, our focus on women and our technical product innovation. We are also differentiated by our range of surfwear which similar to our skiwear are characterized by quality, style and performance while most other competitors in surfwear are mainly focused on performance.

Technology

Technology is at the core of our business strategy, powering our operational capabilities and the sustainable scalability of our platform. We believe that continuous investment in our technology has given us a competitive advantage and enabled fast innovation. Our technology platform with MACH architecture is designed to provide Perfect Moment with longer term ease of integration, stability, performance, and scalability based on three main components:

(1)	Service Oriented Architecture facilitates design and maintenance of partner integrations:

●	Key enabler of omni-channel

●	Able to cater to evolving business needs

●	Decreases Total Cost of Ownership and increases efficiency

(2)	Cloud-focused strategy designed to:

●	Improve scalability and cost efficiency

●	Allow for better accessibility and performance in markets around the worlds

(3)	Headless Architecture allows:

●	Rapid build of differentiating user experience without impact to the backend systems

●	Innovative new user experiences build on headless building blocks

●	Evolution of front-end over time to take advantage of new technologies and innovations

Trademarks and Other Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, design rights/design patents and trade secrets, as well as contractual provisions and restrictions on access to our proprietary technology related to our ecommerce platform. Our principal trademark assets include the trademark “Perfect Moment,” which is registered in the United States and targeted foreign jurisdictions, as our logos and taglines. We have applied to register or registered many of our trademarks in the United States and other jurisdictions in all classes relevant to our business, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. We actively oppose and defend our position on the trademark registers and subscribe to a trademark watching service for our key assets. Further we subscribe to an online monitoring system to search for infringements of our intellectual property rights and, in addition, act on any reported to us by customers or employees.

We are the registered holder of multiple domestic and international domain names that include “perfect moment” and similar variations. We also hold domain registrations for many of our product names and other related trade names and slogans. We own or have control over relevant social media handles which contain our key assets. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Where appropriate we enter into relevant license agreements to allow others to use our Intellectual Property or where we need permission to use Intellectual Property of third parties. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and the terms and conditions governing our agreements with other third parties.

Government Regulation

In the United States and the United Kingdom and in the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, privacy and data security laws, safety regulations and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of stores and warehouse facilities. Our products sold outside of the United Kingdom are subject to tariffs, treaties and various trade agreements as well as laws affecting the importation of consumer goods. We monitor changes in these laws, regulations, treaties and agreements, and believe that we are in material compliance with applicable laws.

Licenses, Certificates and Approvals

The Company has obtained all licenses, certificates and approvals required for carrying on its business activities during the two fiscal years ended March 31, 2024 and March 31, 2023.

Employees and Human Capital Resources

As of March 31, 2024 and 2023, we had a total of 39 and 31 full-time employees, respectively, as well as a limited number of temporary employees and consultants. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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

For the fiscal years ended March 31, 2024 and 2023, our operating loss was $7,675 and $8,625, respectively. We intend to rely on debt and equity financing for working capital until positive cash flows from operations can be achieved, which may never occur. These matters raise substantial doubt about our ability to continue as a going concern. On February 12, 2024, we consummated the initial public offering of our common stock for aggregate net proceeds of $6,009, after deducting underwriting discounts and commissions and estimated offering expenses. Based upon our current operating plan and assumptions, we expect that the net proceeds from the initial public offering and our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, and the automatic conversion of the outstanding balance of the Notes upon the closing of the initial public offering will be sufficient to fund our operations for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). However, our operating plan may change, and our assumptions may prove to be wrong, as a result of many factors currently unknown to us, and we could use our available capital resources sooner than we expect. We may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal years ended March 31, 2024 and March 31, 2023 contains a going concern explanatory paragraph in which such firm stated that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contained in this report do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. Although based upon our current operating plan and assumptions, we expect that the net proceeds from our initial public offering and our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, and the automatic conversion of the outstanding balance of the Notes upon the closing of the initial public offering will be sufficient to fund our operations for at least the next 12 months, excluding financing to support production (i.e. timing of working capital), the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

Our business depends on our strong brand, and if we are not able to maintain and enhance our brand we may be unable to sell our products, which would adversely affect our business.

The Perfect Moment name and brand image are integral to the growth of our business, and to the implementation of our strategies for expanding our business. We believe that the brand image we have developed has significantly contributed to the success of our business and is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality product and customer experience. Maintaining and enhancing our brand may require us to make substantial investments in areas such as product design, store openings and operations, marketing, ecommerce, community relations and employee training, and these investments may not be successful. We anticipate that, as our business continues to expand into new markets and new product categories and as the market becomes increasingly competitive, maintaining and enhancing our brand may become difficult and expensive. Conversely, as we penetrate these new markets and our brand becomes more widely available, it could potentially detract from the appeal stemming from the scarcity of our brand. Our brand may also be adversely affected if our public image or reputation is tarnished by negative publicity. In addition, ineffective marketing, product diversion to unauthorized distribution channels, product defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish consumer confidence in us. Maintaining and enhancing our brand will depend largely on our ability to be a leader in affordable luxury skiwear, outerwear and activewear and to continue to offer a range of high-quality products to our customers, which we may not execute successfully. Any of these factors could harm our sales, profitability or financial condition. A key element of our growth strategy is the expansion of our product offerings into new product categories. We may be unsuccessful in designing products that meet our customers’ expectations for our brand or that are attractive to new customers. If we are unable to anticipate customer preferences or industry changes, or if we are unable to modify our products on a timely basis or expand effectively into new product categories, we may lose customers. As we expand into new geographic markets, consumers in these new markets may be less compelled by our brand image and may not be willing to pay a higher price to purchase our products as compared to traditional outerwear. More generally, our results of operations would suffer if our investments and innovations do not anticipate the needs of our customers, are not appropriately timed with market opportunities or are not effectively brought to market.

We continue to focus on our direct-to-consumer channel, which may be costly and could materially harm our sales, profitability and financial condition.

Our business operates on a multi-channel distribution model, which includes distributing products on a wholesale basis for resale by others and online by us. Focusing on our ecommerce platform is essential to our future strategy. This strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. If we are unable to provide a convenient and consistent experience for our customers, our ability to compete and our results of operations could be adversely affected. In addition, if our ecommerce platform does not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand promise to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.

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

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook (Meta), Pinterest and TikTok accounts. We also maintain relationships with thousands of social media influencers and engage in collaborations. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our business is affected by a number of factors common to our industry and by other factors specific to our business model, which drive seasonality and variability. Historically, key metrics, including those related to our growth, profitability and financial condition, have fluctuated significantly across fiscal periods. Consumer purchases of Women, Men and Kids skiwear and outerwear, which are the Perfect Moment core categories, are concentrated in the Fall/Winter season. As a result, a large proportion of our direct-to-consumer revenue is recognized in the third and fourth fiscal quarter. Our wholesale revenue is weighted earlier in the second and third fiscal quarters, when most orders are shipped to wholesale partners. At the consolidated level, our net revenue is concentrated in the second, third and fourth fiscal quarters, while our operating costs are more evenly distributed throughout the year. In the fiscal year ended March 31, 2024, the second, third and fourth fiscal quarters represented 96% of total net revenue. Working capital requirements typically increase throughout the first, second and early third quarters as overheads continue to be incurred and inventory builds to support our peak shipping and selling periods in the second and third quarters. Cash provided by operating activities is typically highest in the fourth quarter following the significant inflows associated with our peak selling season. Historical results, especially comparisons across fiscal quarters, should not be considered indicative of the results to be expected for any future periods. In addition to the seasonality of demand for our products, our financial performance is influenced by a number of factors which are difficult to predict and variable in nature. These include input cost volatility, the timing of consumer purchases and wholesale deliveries which very often shift between fiscal quarters, demand forecast accuracy, inventory availability and the evolution of our channel mix, as well as external trends in weather and discretionary consumer spending. A number of other factors which are difficult to predict could also affect the seasonality or variability of our financial performance. Therefore, you should not rely on the results of a single fiscal quarter as an indication of our annual results or future performance.

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

All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce similar products in a timelier fashion, which could hurt our goal to be viewed as a leader in affordable luxury skiwear and activewear. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of athletic apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and differentiated products, we may not be able to maintain or increase our sales and profitability. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.

Our business and results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products.

Our ability to forecast accurately has become increasingly important as we have expanded our direct-to-consumer channel globally and could be affected by many factors outside of our control, including an increase or decrease in consumer demand for our products or for products of our competitors, our failure to accurately forecast consumer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions and, therefore, consumer spending in the sector and weakening of economic conditions or consumer confidence in future economic conditions. In our wholesale channel, a majority of orders delivered in a given fiscal year are received in the prior fiscal year, enabling us to manufacture inventory relative to a defined order book. In the direct-to-consumer channel, we manufacture according to our forecasts of consumer demand. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margins and our brand management efforts. The impact of overestimation is expected to increase as a larger portion of our sales comes through our direct-to-consumer channel, and as we expand our product offerings. If we underestimate the demand for our products, we may not be able to produce products to meet our wholesale partner requirements, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and wholesale partner relationships. Overall, failures to accurately predict the level of demand for our products could harm our profitability and financial condition.

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

One of our growth strategies is to own and operate Perfect Moment owned physical retail stores. Our revenue and profit forecasts beginning with fiscal year ending March 31, 2027 include the opening of directly operated retail stores that will need to be leased, staffed, replenished with inventory and operated profitably. In addition, the stores will need to be furnished with the appropriate fittings. As this will be a new selling channel for Perfect Moment, sourcing locations introduces the risk that leases might not be available or be more expensive than our estimates. The initial capital expenditure and ongoing costs and complexities of operating a store, such as staffing and energy costs, could be higher than our forecasts, leading to lower profitability or losses. Brands often see a halo impact on their other revenue channels (for example, online channels) when operating physical stores. However, there is a risk that new stores will cannibalize sales from these channels, which could harm our future business and results of operations.

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

Our success depends, in part, on our ability to attract new customers. In order to expand our customer base, we must appeal to and attract consumers who identify with our brand and products. We have made significant investments in enhancing our brand and attracting new customers. We expect to continue to make significant investments to promote our current products to new customers and new products to current and new customers, including through our ecommerce platform. Such marketing investments can be expensive and may not result in increased sales. Further, as our brand becomes more widely known, we may not attract new customers as we have in the past. If we are unable to attract new customers, we may not be able to increase our sales.

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

We work with a group of approximately 11 vendors that manufacture our products, 8 of which produced products in the fiscal year ended March 31, 2024. During the fiscal year ended March 31, 2024, the largest single manufacturer, Everich Garments Group Ltd., produced approximately 75% of our products and substantially all of our products were manufactured in China. We work with a group of approximately 3 suppliers to provide the fabrics for our products. For the fiscal year ended March 31, 2024, the largest single supplier, Toray International Inc., produced approximately 63% of the fabric for our products. During the fiscal year ended March 31, 2024, approximately 63% of our fabrics originated from Japan and 37% from China. We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps and drawcords from suppliers located predominantly in the Asia Pacific region.

The price of raw materials depends on a wide variety of factors largely beyond the control of the Company. A shortage, delay or interruption of supply for any reason, including delays caused by the ongoing COVID-19 pandemic, could negatively impact our ability to fulfill orders and have an adverse impact on our financial results. In addition, while our suppliers, in turn, source from a number of sub-suppliers, we rely on a very small number of direct suppliers for certain raw materials. As a result, any disruption to these relationships could have an adverse effect on our business. Events that adversely affect our suppliers could impair our ability to obtain inventory in the quantities and at the quality that we require. Such events include difficulties or problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, public health emergencies or other catastrophic occurrences. Our supply of fabrics and raw materials, for example, could be disrupted by the impact of the ongoing COVID-19 pandemic, especially in Asia, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. A significant slowdown in the retail industry as a whole may also result in bankruptcies or permanent closures of some of our suppliers and third-party vendors. Furthermore, there can be no assurance that our suppliers will continue to provide fabrics and raw materials or provide products that are consistent with our standards. More generally, if we need to replace an existing supplier, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and any new supplier may not meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of our raw materials could have an adverse effect on our ability to meet customer demand for our products and result in lower revenue and profitability both in the short and long-term.

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

As one of the conditions for the handover of the sovereignty of Hong Kong to China, China accepted conditions such as Hong Kong’s Basic Law (the “Basic Law”). The Basic Law ensured Hong Kong will retain its own currency (the Hong Kong Dollar), legal system, parliamentary system and people’s rights and freedom for fifty years from 1997. This agreement has given Hong Kong the freedom to function with a high degree of autonomy. The Special Administrative Region of Hong Kong is responsible for its own domestic affairs including, but not limited to, the judiciary and courts of last resort, immigration and customs, public finance, currencies and extradition. Hong Kong continues using the English common law system.

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

Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market and may adversely affect the business operations of PMA. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Any change of such political arrangements may pose an immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

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

Risks Related to Information Security and Technology

Our marketing programs, ecommerce initiatives and use of customer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, process, maintain and use data, including sensitive information on individuals, available to us through online activities and other customer interactions in our business. Our current and future marketing programs may depend on our ability to collect, maintain and use this information, and our ability to do so is subject to evolving and increasingly demanding international, U.S., U.K., European and other laws and enforcement trends. We are subject to laws and regulations such as the European Union’s General Data Privacy Regulation (“GDPR”), the United Kingdom’s General Data Privacy Regulation (“UK-GDPR”) and the California Consumer Privacy Act (“CCPA”). These regulations require companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR and UK-GDPR requirements could result in penalties of up to four percent of worldwide revenue. The GDPR, UK-GDPR, CCPA, and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, negative publicity, or demands or orders that we modify or cease existing business practices. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and customer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, may conflict with our practices or fail to be observed by our employees or business partners. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management or otherwise have an adverse effect on our business. Certain of our marketing practices rely upon e-mail to communicate with consumers on our behalf. We may face risk if our use of e-mail is found to violate the applicable law. We post our privacy policy and practices concerning the use and disclosure of user data on our websites. Any failure by us to comply with our posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially harm our business. In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the international, federal or state levels, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our ecommerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance burden and our potential reputational harm or liability for security breaches may increase.

Disruption of our information technology systems or unexpected network interruption could disrupt our business.

Many of our customers shop with us through our ecommerce website. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile apps to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly ecommerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of ecommerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our ecommerce business globally and could have a material adverse impact on our business and results of operations.

We are increasingly dependent on information technology systems and third-parties to operate our ecommerce websites, process transactions, process and handle inventory, producing, selling and shipping goods on a timely basis and maintain cost-efficient operations. We rely on a number of third parties to help us effectively manage these systems. The failure of our information technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have a global ecommerce website, with the ability to localize content internationally. Our information technology systems, website and operations of third parties on whom we rely may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer “hackers”, natural disasters or other causes. These could cause information, including data related to customer orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our customers or lost sales, which could reduce demand for our products and cause our sales to decline. For example, we implemented a work-from-home policy due to the COVID-19 pandemic for our workforce. This increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers. We have limited back-up systems and redundancies, and our information technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our information technology systems or websites could harm our reputation and credibility and could have a material adverse effect on our business, financial condition and results of operations.

Data security breaches and other cyber security events could result in disruption to our operations or financial losses and could negatively affect our reputation, credibility and business.

As with other companies, we are subject to risks associated with data security breaches and other cyber security events. We collect, process, maintain and use personal information relating to our customers, employees and job-applicants and rely on third parties for the operation of our ecommerce site and for the various social media tools and websites we use as part of our marketing strategy. Any attempted or actual unauthorized disclosure of personally identifiable information regarding our employees, customers or website visitors could harm our reputation and credibility, reduce our ecommerce sales, impair our ability to attract website visitors, reduce our ability to attract and retain customers and could result in litigation against us or the imposition of significant fines or penalties. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. Our on-line activities, including our ecommerce websites, also may be subject to denial of service or other forms of cyber-attacks. While we have taken measures we believe are reasonable to protect against those types of attacks, those measures may not adequately protect our on-line activities from such attacks. If a denial-of-service attack or other cyber event were to affect our ecommerce sites or other information technology systems, our business could be disrupted, we may lose sales or valuable data, and our reputation may be adversely affected. Additionally, new and evolving data protection legislation such as the GDPR impose new requirements such as shorter notification timeframes that could increase the risks associated with data security breaches. We have procedures and technology in place designed to safeguard our customers’ debit and credit cards and our customers’ and employees’ other personal information, and we continue to devote significant resources to network security, backup and disaster recovery, and other security measures. Nevertheless, these security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting new foreign, federal, provincial and state laws and legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements to protect the customer information that we process in connection with the purchase of our products, resulting in increased compliance costs. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure and damage to our brand and reputation or other harm to our business.

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

`These events could also adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of apparel products that consumers purchase.

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

In addition, from time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment and other claims related to our business. For example, on December 20, 2023, Aspen Skiing Company, LLC filed a complaint against the Company in the United Stated District Court for the District of Colorado, alleging, among other things, trademark infringement, false association, false endorsement, unfair competition and deceptive trade practices by the Company. See Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

On February 12, 2024, we consummated the initial public offering of our common stock for aggregate approximate net proceeds of $6,009, after deducting underwriting discounts and commissions and estimated offering expenses. Based upon our current operating plan and assumptions, we expect that the net proceeds from the initial public offering and our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, and the automatic conversion of the outstanding balance of the Notes upon the closing of the initial public offering will be sufficient to fund our operations for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). However, our operating plan may change, and our assumptions may prove to be wrong, as a result of many factors currently unknown to us, and we could use our available capital resources sooner than we expect. We may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

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

Pursuant to the 2021 Plan, the plan administrator is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of June 26, 2024, there were 1,705,207 shares of common stock reserved for issuance in connection with outstanding awards granted under the 2021 Plan and 2,519,750 shares of common stock were available for future issuance under the 2021 Plan. Future equity incentive grants and issuances of common stock under awards outstanding under the 2021 Plan may result in dilution to our stockholders.

We will incur increased costs as a result of being a public company.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. In addition, costs have been incurred in the years ended March 31, 2024 and 2023 in preparation of becoming a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board impose additional reporting and other obligations on public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expense associated with our SEC reporting requirements. Furthermore, if we identify an issue in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to obtain director officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and train qualified people to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and administrative fees significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports (or international equivalent) of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 2. PROPERTIES

Our corporate headquarters is located in London, England where we lease office space under a lease that expires in April 2025. In addition to our corporate headquarters, we have an office in Hong Kong, where we lease office space that expires in February 2026.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 17 “Commitments and Contingencies,” in the notes to our audited consolidated financial statements of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “PMNT.”

Holders of Common Stock

As of June 26, 2024, there were approximately 218 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Dividends

We have never declared or paid dividends. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2024 and 2023, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.”

Overview

Perfect Moment is a high-performance, luxury skiwear and lifestyle brand that fuses technical excellence with fashion-led designs. We create apparel and products that feature what we believe is an unmatched combination of fashion, form, function and fun for women, men and children.

Across all revenue channels, Perfect Moment distributes to over 60 countries. We design our products in-house and work with a variety of suppliers to manufacture materials and finished goods. Our collections are worn by an evolving list of celebrities and influencers whose perfect moments are captured across a range of social media platforms.

Revenue

Total revenue for the year ended March 31, 2024, was $24,443 compared to $23,438 for the year ended March 31, 2023, an increase of $1,005 or 4.3%. The increase is primarily attributed to an increase in ecommerce revenue of $1,833 or 21.4% versus the prior year. The increase in ecommerce is attributed to enhanced brand awareness and the Company’s focus on ecommerce. The overall increase is offset by a decrease in wholesale revenue of $828 or 5.6%. The decrease is attributed to higher purchases from our wholesale customers in fiscal year 2023 due to the post COVID-19 rebound.

Ecommerce

The Company has deployed strategies across the entire sales and marketing funnel as we focus on building a direct relationship with our customer, which we believe is an important step of following our customer from the ski slopes, to après, to the chalet, and eventually home expanding our product offering across all seasons.

We remain one of the most followed luxury ski brands globally and increased our followers across all social media platforms (Instagram, Facebook (Meta) and TikTok) by 19% from March 31, 2023 through March 31, 2024. The number of unpaid celebrities and influencers driving the top of our funnel is extraordinary for a company of our size. The strength at the top of the funnel provides opportunities to move our customers through the funnel that not only leads to sales but more importantly allows us to build a community and ultimately customer loyalty.

For the year ended March 31, 2024, our digital strategies have aligned our customers with the expectations of a luxury brand allowing us to reach new milestones. Our focus for fiscal year 2024 was to drive full price retail by reducing the number of products on discount and shortening our discount windows. The strategy was deployed throughout the year including Black Friday where we discounted a smaller product range than in prior years while providing our customers with a balance between full price and promotional items. The result was our biggest Black Friday as we delivered $1,833 of gross sales, a 52% increase versus the prior year, while achieving higher margins.

Gross Profit and Margin

Our gross profit for the year ended March 31, 2024 was $9,231 compared to $8,756 for the year ended March 31, 2023, an increase of $475 or 5.4%. Our gross margins were 37.8% and flat compared to the 37.4% achieved in the prior year. The increase was primarily attributed to strategic changes in ecommerce driven by less discounting and improvements in the supply chain with Global-E, offset by a decrease in wholesale margin as well as a shift in revenue to lower margin ecommerce revenue.

Improving our gross margins in ecommerce was a focus in fiscal year 2024, with anticipated improvements to our gross margins in fiscal year 2025. Currently, all ecommerce orders are dispatched from a third-party distribution center in the United Kingdom and in most instances the Company is paying duties to cross international borders. Compounding the margin dilution is the fact we are paying duties at full retail and not at a transfer price. We plan on opening third party operated distribution centers in key markets to lower our duty costs. The local distribution centers will improve our customer experience, lower our duty cost plus reduce outbound and return shipping cost. Our first third party distribution center outside of the United Kingdom will be in the United States in FY24.

We anticipate our ecommerce margins to surpass wholesale margins in FY26.

Summary of Key Strategies to Improve Margin

●	Shift towards direct-to-consumer revenue (such as ecommerce and physical retail). We expect that rebalancing our sales from wholesale to direct to consumer, coupled with the other margin initiatives would result in a double-digit percentage point improvement in our gross margin, due to channel mix, over time.

●	Reducing product range within skiwear. We believe the current range offers too much choice, and yields poorer margins, resulting from a lack of economies of scale and higher levels of markdown and discounts.

●	Review and modify supplier base. We are expecting our supplier base to evolve as we source fabrics and trims more efficiently and introduce new finished good suppliers with better commercial terms (such as lower labor costs or better duty rates due to factories being based in the EU, UK, or Vietnam).

●	Review and revise price positioning. We will continue reviewing our selling prices. We are expecting to introduce better discipline and processes to assess price positioning with a focus on margin by each product, country of manufacture and country of selling. We expect to raise selling prices to improve the gross margin over time as part of the range development process and will monitor price elasticity. We believe prices are relatively in-elastic for our industry and our customer segment, and that pricing increases are generally expected by customers annually for luxury goods.

●	Focusing on reducing costs relating to crossing borders. Operating a global business requires crossing borders with products resulting in high costs for freight, duty, couriers and other handling costs. Perfect Moment has grown very quickly and as a result has not been able to focus on crossing borders in a cost-effective way. We are focused on reducing these costs and expect to see savings over time in freight (for example by using less air freight and more sea freight), lowering duty costs (for example moving production to countries with lower tariffs and opening third party logistic hubs) and reducing broker fees through better processes.

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

Grow Brand Awareness and Attract New Customers

Building brand awareness among potential new customers and strengthening our connections with those who already know us will be a key driver of our growth. While we believe our brand has achieved substantial traction globally and those who have experienced our products demonstrate loyalty, our presence is relatively nascent in many of our markets. We believe we have a significant opportunity to increase brand awareness and attract new customers to Perfect Moment through word of mouth, brand marketing and performance marketing.

In the past, Perfect Moment’s strong skiing heritage has been used to engage with a core ski audience for whom we believe the combination of technical performance and retro inspired designs resonate strongly. We believe the nature of skiing as a largely affluent, international pursuit means there is a large opportunity in aspirational, lifestyle-led social media engagement. We believe Perfect Moment has captured this social media opportunity to great effect, combining the style and form of the brand with celebrities, influencers, top-tier editorial, collaborations and luxury locations to create a distinct, fun and engaging aspirational lifestyle narrative. Beyond social media, we believe Perfect Moment has been able to deploy this same core brand proposition and narrative to direct digital marketing and traditional media, elevating brand profile and driving high levels of engagement simultaneously. Perfect Moment has also been able to build an effective online marketing engine driving large volumes of direct, organic search and paid search traffic to our ecommerce website, www.perfectmoment.com.

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

Accelerate Digital Growth

Having used the wholesale channel to establish our brand globally, we believe we will become less reliant on wholesale partners during the next 5 years by committing more resources to our direct-to-consumer strategy and accelerating our digital growth. We believe technology and partnerships are the key underpinning factors in any ecommerce business and as such we will continue to enhance customer experience, focusing on mobile as the dominant growth channel and leveraging the emerging benefits of social and conversational commerce.

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

While we expect the majority of our near-term growth to continue to come from the United States, the United Kingdom and the EU, we believe there is a tremendous opportunity over the long term throughout the rest of the world. In the fiscal year ended March 31, 2024, we increased our outreach in what we believe are the most promising countries in continental Europe. As part of the plan to enter new markets, we will start with China, as we seek to enhance our ability to serve our international customers and further establish Perfect Moment as a global brand.

We believe there is a significant opportunity beyond our existing markets, with China representing the next market opening for Perfect Moment. China is projected to become the largest winter sports market, with people participating expected to reach 50 million by 2025 with 1,000 ski resorts to be open by 2030, according to reports by Daxue Consulting and Capital Mind. We allocated a small amount of inventory to test the Chinese market directly in November 2024 on Tmall, using local partners to operate, with a digital approach to selling. We were originally forecasting to run losses with respect to such activities for two years, then become profitable from the third year of such activities, with China representing less than 10% of our revenue by 2027. The data we now have on this small test has led to exploring partnership models such as a Joint Venture, where we could benefit for local distribution, market expertise and financial support for inventory and marketing. We still believe the most significant hurdle to overcome with respect to our plan to enter the Chinese market is liquidity to fund the initial operating losses.

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

Elevate Fall and Winter. Perfect Moment will continue to focus on quality materials and distinctive designs to create luxury products which aim to deliver technical performance and style impact. However, believing that people want to bring the functionality of our ski apparel into their everyday lives, Perfect Moment is broadening the product range beyond the core “on-slope” skiwear to encompass less technical lifestyle products and a wide range of exceptional products for any occasion, including all year-round accessories.

Expand Spring and Summer. We intend to continue building our successful Spring and Summer collections in categories such as surfwear, activewear, loungewear and swimwear. We believe offering inspiring new and complementary product categories that are consistent with our values of heritage, functionality and quality and can become part of our core business represents an opportunity to develop a closer relationship with our customers and expand our addressable market. In June 2024, we launched an Ibiza-inspired Summer Capsule Collection across our global eCommerce channels. The collection was highlighted in a photoshoot published in British Vogue featuring photographer, Grace Burns, and models Stella Jones and Paloma Baygual wearing items from the collection.

We believe this strategy will deliver several benefits:

●	Increased Revenues. We expect that cross-over into adjacent product markets will increase sales by allowing us to sell outerwear, lifestyle products, activewear and swimwear to non-skiers and cross-sell lifestyle and “off-slope” products to existing skiwear customers in a winter setting.

●	Reduced Seasonality. We expect that sales of new lifestyle products as well as activewear and swimwear products will be less concentrated in the winter months and increase revenue from new and existing customers as we grow brand awareness.

●	Improved Margins. We believe that our margins will be improved by this strategy as modest price increases across the existing range increase margins dollar for dollar. A greater use of high-margin luxury materials such as cashmere will support price and margin increases, while a move towards more less technically-complex lifestyle pieces will also drive margin improvement. Full price sales with limited promotional activity will further improve margins.

During the fiscal year ended March 31, 2024, we restructured and invested in our design, product development, merchandizing and production teams to create a pathway to execute this underpinning strategy. We launched our first spring / summer capsule encapsulating our new strategy at the end of Q1 FY25. We plan to then gradually increase our product offering as we evaluate demand, supply and profitability.

Establish Perfect Moment Owned Physical Retail

Perfect Moment has grown to date without a Perfect Moment owned physical stand-alone store presence. Sales growth has been driven by our wholesale network and online offering. As part of our growth strategy, we believe opening directly operated stores in strategically selected major cities and pop-up stores in strategic ski resorts and high-traffic city locations would provide an excellent opportunity to generate sales in key locations, providing a luxury in-store experience, reflecting the character of the brand and providing an experiential contact point for customers.

As our product range expands, we see the potential to further grow our community with a physical presence by opening directly operated stores. We already have a physical presence in department stores, operated under wholesale arrangements. Operating Perfect Moment owned stores would provide our community a home for the brand and act as a beacon for new or potential customers, but they also add extra complexity and risk. In order to test our retail model, we plan to first establish pop-up locations. We evaluate each potential store location based on lease availability and projected viability, and plan to open popups in the fiscal year ending March 31, 2025 and year-round stores beginning the fiscal year ending March 31, 2027.

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

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Years Ended
	March 31, 2024		March 31, 2023

Europe (excluding United Kingdom)	$7,909	32%	$7,233	31%
United States	9,935	41%	10,348	44%
United Kingdom	4,845	20%	4,269	18%
Rest of the World	1,754	7%	1,588	7%
Total Revenues	$24,443		$23,438

Supplier concentration

In the years ended March 31, 2024 and 2023, the largest single supplier of manufactured goods, Everich Garments Group Ltd., produced 75% and 72%, respectively, of the Company’s products. In the years ended March 31, 2024 and 2023, the largest fabric supplier, Toray International Inc., supplied 79% and 70%, respectively, of the fabric used to manufacture the Company’s products.

The Company has contracted with additional suppliers to lower our concentration risk, improve margins, and establish better payment terms.

Customer concentration

For the twelve months ended March 31, 2024, we had one customer that accounted for approximately 13% or $3,168 of total revenues individually and in aggregate. There was no accounts receivable balance for this customer as of March 31, 2024. The Company has ended its wholesale relationship with this customer as part of a broader strategy to enhance our relationships with our entire customer base.

For the twelve months ended March 31, 2023, we had one customer that accounted for approximately 12% or $2,786 of total revenues individually and in aggregate. The related accounts receivable balance for this customer was approximately $41 as of March 31, 2023.

Key Financial Measures

We use the following US GAAP and non-US GAAP financial measures to assess the progress of our business, make decisions on where to allocate time and investment and assess then near-term and longer-term performance of our business:

	Years ended March 31,
	2024	2023
	(unaudited)	(unaudited)
(Amounts in thousands, except percentages)
Key Financial Measures
Net revenue
Wholesale	$14,060	$14,888
Ecommerce	10,383	8,550
Total net revenue	24,443	23,438
Gross profit	9,231	8,756
Gross margin (1)	37.8%	37.4%
Loss from operations	(7,675)	(8,625)
Net loss	$(8,722)	$(10,305)
Adjusted EBITDA (2)	$(5,932)	$(2,520)

(1)	Gross margin is defined as gross profit as a percentage of total net revenue.

(2)	We define “Adjusted EBITDA” as net loss excluding interest expense, income tax benefit (expense), depreciation and amortization and stock-based compensation expense. Adjusted EBITDA is a measure that is not defined in US GAAP. For further information about how we calculate Adjusted EBITDA, the limitations of its use and a reconciliations to the most comparable US GAAP measure.

Results of Operations

The following table sets forth our results of operations for the years ended March 31, 2024 and 2023.

	Years ended March 31,
	2024	2023	Change

(Amounts in thousands)
Statements of operations data:
Net revenue
Wholesale	$14,060	$14,888	$(828)
Ecommerce	10,383	8,550	1,833
Total Revenue	24,443	23,438	1,005
Cost of goods sold	15,212	14,682	530
Gross profit	9,231	8,756	475
Operating expenses
Selling, general and administrative expenses	12,122	12,369	(247)
Marketing and advertising expenses	4,784	5,012	(228)
Total operating expenses	16,906	17,381	(475)
Loss from operations	(7,675)	(8,625)	950
Interest expense	(1,311)	(1,840)	529
Foreign currency transactions gains	264	39	225
Loss before income taxes	(8,722)	(10,426)	1,704
Income tax benefit	-	121	(121)
Net Loss	(8,722)	(10,305)	1,583
Other comprehensive (losses) gains
Foreign currency translation (losses) gains	(288)	303	(591)
Comprehensive loss	$(9,010)	$(10,002)	$992

Revenue

Total revenue for the year ended March 31, 2024, was $24,443 compared to $23,438 for the year ended March 31, 2023, an increase of $1,005 or 4.3%. The increase is primarily attributed to an increase in ecommerce revenue of $1,833 or 21.4% versus the prior year. The increase in ecommerce is attributed to our continued focus of enhancing brand awareness to drive ecommerce sales. The overall increase is offset by a decrease in wholesale revenue of $828 or 5.6%. The decrease is attributed to higher purchases from our wholesale customers in fiscal year 2023 due to the post Covid rebound.

Cost of goods sold

Cost of goods sold for the year ended March 31, 2024 was $15,212 compared to $14,682 for the year ended March 31, 2023, an increase of $530 or 3.6%. The change in cost of goods sold is primarily attributed to an increase in revenues.

Gross profit and gross margin

Our gross profit for the year ended March 31, 2024 was $9,231 compared to $8,756 for the year ended March 31, 2023, an increase of $475 or 5.4%.

Our gross margins were 37.8% and flat compared to the 37.4% achieved in the prior year. The increase was primarily attributed to strategic changes in ecommerce driven by less discounting and improvements in the supply chain with Global-E, offset by a decrease in wholesale margin as well as a shift in revenue to lower margin ecommerce revenue.

We anticipate our ecommerce margins to surpass wholesale margins in FY26.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of personnel related expenses, stock compensation expense, legal and professional fees, depreciation and amortization and other selling, general and administrative expenses, including information technology, property related expenses, travel and product sample costs.

SG&A expenses for the year ended March 31, 2024 were $12,122 compared to $12,369 for the year ended March 31, 2023, a decrease of $247 or 2.0%. The decrease is primarily attributed to a decrease in stock compensation expense of $3,297 offset by an increase in labor of $965 to support growth and the listing on NYSE American, plus increases in legal $354, travel $269, audit fees $214, commissions $179, customer bankruptcies $178, postage $166, design samples $161, information technology $128, and insurance costs $116.

Marketing and advertising expense

Marketing and advertising expenses for the year ended March 31, 2024 were $4,784 compared to $5,012 for the year ended March 31, 2023, a decrease of $228 or 4.6%. The decrease is primarily attributed to a decrease in stock based expenses of $1,483 offset by investments in brand awareness totaling $1,255 to drive ecommerce revenues and sell-through, which included a collaboration with Soho House that included participating in the grand opening of their Portland Soho House, Verbier advertising and events, photoshoots, and digital marketing.

FY24 | April 1, 2023 – March 3, 2024 Key Metrics

●	Total Global unique visitors per month (“UVPM”) (Digital): 8,005,510,160
●	Total Global Circulation (Print): 100,888,018
●	Total PR Value of Print & Digital Coverage (Not Social): $30,979,755.00

Marketing and Brand Highlights – Ski Season Q3 & Q4

●	The total social audience reached by content posted by global key opinion leaders (KOLs)[1] about Perfect Moment was more than 296.6 million during the period. This represents the total combined followers of the celebrities, influencers, models, media publications, and fashion industry notables who organically posted about the brand during the quarter globally.

●	The total UVPM reached more than 7.5 billion during the period. This is the combined sum of UVPM reached by all global digital media coverage achieved during the quarter.

●	Hosted several brand events across the U.S. and Europe that included top fashion models and social media influencers with collective reach of more than 71 million followers.

●	Received broad media coverage during the quarter, including features in both US and British Vogue, Esquire, ELLE, Harper’s BAZAAR, Forbes, WWD, Travel & Leisure, WhoWhatWear and accolades from Condé Nast Traveler, Town & Country, NY Magazine, Glamour, Evening Standard, GQ, Rolling Stone, and Haute Living Magazine (LA and Miami).

●	Marfa Stance & Perfect Moment collaborated to create a 4-piece buildable and adaptable capsule collection comprising of two jacket styles and two accessories. The exclusive collection was gifted globally and received recognition in three separate stories by British Vogue reaching more than 3 million digital readers per month.

●	Featured on the front cover of Modern Luxury Aspen’s Holiday 2023/Winter 2024 issue, featuring model Kate Love wearing exclusively Perfect Moment. Included an eight-page fashion feature with Kate Love styled in Perfect Moment’s autumn/winter 2023 (AW23) collection, and a two-page profile feature with Jane Gottschalk our Chief Creative Officer. As the top luxury fashion publication in Aspen, Modern Luxury Aspen has 50,000 print subscribers and more than 1.1 million digital readers per month.

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

Foreign currency transactions gains

Foreign currency transactions gains increased by $225, from $39 for the year ended March 31, 2023, to $264 for the year ended March 31, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Foreign currency translation gains (losses)

Foreign currency translation gains (losses) result from the process of translating the financial statements of our foreign entities’ functional currency into USD. Foreign currency translation losses decreased unfavorably by $591, a gain of $303 during the year ended March 31, 2023 to a loss of $288 during the year ended March 31, 2024, mainly driven by fluctuations in the US dollar to the UK pound sterling exchange rate.

Use of Non-GAAP Measures - Adjusted EBITDA

In addition to our results under generally accepted accounted principles (“GAAP”), we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, depreciation and amortization and stock-based compensation.

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

	For the Years ended
	March 31, 2024	March 31, 2023

Net income / (loss), as reported	$(8,722)	$(10,305)

Adjustments:
Interest expense	1,311	1,840
Stock compensation expense	739	4,036
Amortization of stock-based marketing services	185	1,483
Depreciation and amortization	555	547
Income tax benefit	-	(121)
Total EBITDA adjustments
Adjusted EBITDA	$(5,932)	$(2,520)

The $3,412 decrease in Adjusted EBITDA for the year ended March 31, 2024 compared to the same period in 2023, was primarily driven by an increase in investments in brand awareness totaling $1,255 to drive ecommerce revenues and wholesale sell-through, which included a collaboration with Soho House, Verbier advertising and events, an increase in labor of $965 to support growth and listing on NYSE American, plus increases in legal $354, travel $269, audit fees $214, commissions $179, customer bankruptcies $178, postage $166, design samples $161, information technology $128, and insurance costs $116, offset by an increase in gross profit of $475.

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

Seasonality and Quarterly Trends

Our business is seasonal with revenue concentrated in northern hemisphere countries. Revenue is elevated in the quarters ending September 30, December 31 and March 31 driven by sales of ski and outerwear through the fall and winter months. In the quarter ending June 30 sales are driven by swimwear and activewear. Our growth rate fluctuates quarter-on-quarter as a result of the seasonality of our business. We expect this fluctuation to continue. In addition to seasonality, quarter-on-quarter results are expected to be impacted by the timing of goods production and delivery, promotional activities and the addition of new products and geographies as the business grows. The business is also subject to the impact of economic cycles that influence retail apparel trends.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $7,910 and an accumulated deficit of $48,977. Historically, Perfect Moment has generated negative cash flows from operations and has primarily financed its operations through private sales of equity securities, debt and working capital finance. Overall, cash and cash equivalents and restricted cash, in aggregate, increased by $3,198 million, from $4,712 million as of March 31, 2023 to $7,910 million as of March 31, 2024. This increase is primarily due to net proceeds from financing activities totaling $8,162 from the sale of our common stock offset by net cash used in operating activities totaling $4,453.

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

On February 12, 2024, the Company consummated the IPO and issued 1,334,000 shares of Common Stock for aggregate net proceeds of approximately $6,009, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the proceeds for general corporate purposes, including working capital, sales and marketing activities and general and administrative matters. Concurrently with the closing of the IPO, the Company also issued warrants to purchase up to 66,700 shares of Common Stock to the Representative and its designees, at an exercise price of $7.50 per share (the “Underwriter Warrants”). The Underwriter Warrants are exercisable beginning on August 5, 2024, and expire on February 7, 2029.

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

On February 12, 2024, $10,002 in principal amount plus accrued interest in the amount of $1,985 automatically converted into Company common stock, at 80% of the initial public offering price into an aggregate of 2,497,267 shares of common stock (see Note 13 of the financial statements).

The Company, through PMA, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of March 31, 2024 and March 31, 2023, the outstanding balance under the trade finance facility was $0 and $26, respectively, and the Company had an available trade finance facility of $5.00 million. As of March 31, 2024, there were no outstanding pledged letters of credit by HSBC. The trade finance facility does not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the company has 120 days credit on the loan before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%. The trade finance facility was originally secured by a standby documentary credit for $1.0 million from UBS Switzerland AG and a personal guarantee to the value of $4.0 million from the Chairman of our board of directors, Max Gottschalk, and a 3,150 corporate guarantee from Perfect Moment (UK) Limited. The UBS standby documentary credit expired on April 30, 2023 and the facility was then secured by charge over cash deposits equal to the amount of the facility used at any given moment in time in addition to the aforementioned personal and corporate guarantees. On May 31, 2023, the UBS standby documentary credit was reinstated for $1.0 million, which standby documentary credit was secured by a guarantee from Joachim Gottschalk & Associates, Ltd. (“JGA”). The UBS standby documentary credit was extended on November 26, 2023 through January 26, 2024 at a 10% interest rate. The JGA guarantee is in addition to the $4.0 million personal guarantee of the trade finance facility by Mr. Gottschalk. The UBS standby documentary credit was not extended and the 3,150 corporate guarantee from Perfect Moment (UK) Limited was replaced with a 2,000 corporate guaranteed from Perfect Moment, Limited.

The JGA guarantee accrued interest between 8% and 10% per annum, payable by the Company. The interest charged for the twelve months ended March 31, 2024 was $56. During the year ended March 31, 2024, the Company utilized $1,847 of borrowings under the facility, all of which was repaid by March 31, 2024. The trade finance facility is also secured by a guarantee by Perfect Moment Ltd. in the amount of $2.0 million.

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

As of March 31, 2024, our cash and cash equivalents and restricted cash are mainly held in U.S. dollar, U.K. pound sterling, Hong Kong dollar, and euro cash accounts with high credit quality financial institutions. As a result of the seasonality of our business, we typically draw down on our trade finance facilities during summer, fall and early winter to meet a large proportion of the cost of goods associated with the manufacture of our fall/winter collection. Trade finance and debt factoring facilities support our working capital cycle through to the late fall/winter season when wholesale receivables are paid and ecommerce revenues increase.

Our ability to fund inventory, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive that the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections below titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements contains for the fiscal years ended March 31, 2024 and March 31, 2023, includes a going concern explanatory paragraph in which such firm expressed that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contained in this Annual Report do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. As discussed above, although we plan to attempt to raise additional capital through one or more private placements or public offerings, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

The following table shows summary consolidated cash flow information for the periods presented:

	Years ended March 31,
	2024	2023

(Amounts in thousands)
Consolidated statement of cash flow data:
Net cash used in operating activities	$(4,453)	$(3,510)
Net cash used in investing activities	(211)	(249)
Net cash provided by financing activities	$8,162	$6,930

Cash Flows from Operating Activities

During the year ended March 31, 2024, operating activities used $4,453 in cash and cash equivalents primarily resulting from a net loss of $8,722, offset by non-cash charges of $3,167 and a net cash inflow from changes in operating assets and liabilities of $1,102.

The changes in operating assets and liabilities during the year ended March 31, 2024 consisted primarily of a $1,304 increase in accrued expenses, a $295 increase in trade payables, and a $240 increase in unearned revenue, offset by a $349 increase in inventory, a $238 increase in accounts receivable, a $219 increase in prepaid expense and other current assets, and a $106 decrease in operating leases.

During the year ended March 31, 2023, operating activities used $3,510 in cash and cash equivalents, primarily resulting from a net loss of $10,305, offset by non-cash charges of $8,555 and a net cash outflow from changes in operating assets and liabilities of $1,760.

The changes in operating assets and liabilities during the year ended March 31, 2023 consisted primarily of a $812 increase in inventories, $759 decrease in accounts payables, a $519 increase in trade receivables, and a $515 decrease in unearned revenue, offset by a $514 increase in accrued expenses, and a $321 decrease in prepaid and other current assets.

Cash Flows from Investing Activities

Cash used in investing activities was $211 in the year ended March 31, 2024 and $249 in the year ended March 31, 2023, a decrease of $38, primarily due to a reduction of software and website development capital expenditures.

Cash Flows from Financing Activities

Net cash obtained from financing activities during the year ended March 31, 2024 was $8,162, resulting from $6,009 in net proceeds from our initial public offering, $2,179 in net proceeds from the issuance of common shares and $1,847 in net proceeds from trade finance facilities, offset by $1,873 in repayment of trade finance facilities.

Net cash obtained from financing activities during the year ended March 31, 2023 was $6,930, primarily attributed to net proceeds from the issuance of Series B preferred stock totaling $5,200, net proceeds from debt financing totaling $2,555, offset by the repayment of shareholder loans of $565 and repayment of trade finance facilities of $239.

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

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 2 of our audited consolidated financial statements included in this Annual Report.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include:

Interest rate risk

The fair value of our cash equivalents, held primarily in cash deposits, have not been significantly impacted by increases or decreases in interest rates to date, due to the short-term nature of these instruments. The interest expense associated with our letter of credit trade finance facility and debt factoring facilities are composed of a fixed spread over HIBOR or SOFR. The fee associated with revenue financing is fixed and the interest rate on our convertible bridge loan is accrued at a fixed rate also. We are exposed to interest rate risk where the interest expense associated with our financing arrangements is depending upon HIBOR or SOFR, a floating reference rate, or in the event that the fixed interest rate associated with our financing arrangements is increased upon roll-over of the financing arrangement at its contractual maturity. Fluctuations in interest rates have not been significant to date. We do not expect that interest rates will have a material impact on our results of operations, owing to the size and short-term nature of the floating rate financing arrangements.

Inflation risk

We are beginning to observe increases in our costs of goods sold, in particular, transportation costs. If these cost increases are sustained and we become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability to do so could harm our business, results of operations or financial condition.

Foreign exchange risk

To date, revenue has primarily been generated in U.S. dollar, U.K. pound sterling and euro. As a result, our revenue may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in U.K. pound sterling and euros relative to the U.S. dollar. Our foreign exchange risk is less pronounced for our cost of sales as to our cost of goods sold being predominantly U.S. dollar denominated. Our selling, general and administrative expenses are primarily made up of U.S. dollar, Hong Kong dollar, U.K. pound sterling and euro amounts. Although a portion of our non-U.S. dollar costs offset non-U.S. dollar revenue, a currency mismatch arises as to the amount and timing of our different currency cash flows. To date, we have not hedged our foreign currency exposure. We will continue to monitor the impact of foreign exchange risk and review whether to implement a hedging strategy to minimize this risk in future accounting periods. Hedging strategies where implemented, are unlikely to completely mitigate this risk. To the extent that foreign exchange risk is not hedged it may result in harm to our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, which begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

(a)	Not applicable.

(b)	Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive officers and directors:

Name	Age	Position
Executive Officers
Mark Buckley	43	Chief Executive Officer and Director
Jeff Clayborne	53	Chief Financial Officer
Jane Gottschalk	51	Chief Creative Officer and Director
Non-Executive Directors
Max Gottschalk	52	Chairman of the Board of Directors
Andre Keijsers	58	Director
Berndt Hauptkorn	56	Director
Tracy Barwin	45	Director
Tim Nixdorff	39	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the board of directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the board of directors may be taken without a meeting if all members of the board of directors individually or collectively consent in writing to the action.

Executive officers are appointed by the board of directors and serve at its pleasure.

Executive Officers

Mark Buckley –Chief Executive Officer and Director

Mr. Buckley has served as our Chief Executive Officer and as a member of our board of directors since November 2022. Mr. Buckley also served as our acting Chief Financial Officer from November 2022 until October 2023. Since November 2022, he has also served as the Chief Financial Officer or PMUK, and since January 2023, he has also served as the Chief Financial Officer of PMA. Since August 2022, he has also been serving as a director at 3rd Rock Private Limited, a rock-climbing clothing company based in the United Kingdom. From February 2020 to October 2022, Mr. Buckley served as Chief Financial Officer of Rapha Racing Limited, a producer and retailer of cycling clothing, where he served as Finance Director from October 2016 to February 2020 prior to becoming the Chief Financial Officer. From October 2011 to October 2016, Mr. Buckley worked at Burberry Limited, the global luxury brand, where he held various roles before becoming the Director of Financial Planning Analysis in April 2015. Before that, from April 2000 to October 2011 Mr. Buckley worked at Marks and Spencer Group plc, a major British multinational retailer, including a 17-month secondment to Woolworths in South Africa. Mr. Buckley qualified as an accountant in 2004 from the Association of Chartered Certified Accountants. We believe that Mr. Buckley is qualified to serve as a member of our board of directors due to the perspective and experience he brings as our Chief Executive Officer and former acting Chief Financial Officer.

Jeff Clayborne – Chief Financial Officer

Mr. Clayborne has served as our Chief Financial Officer since October 2023. Since July 2023, Mr. Clayborne has served as a financial advisor at Healthy Extracts Inc. From March 2022 to March 2023, Mr. Clayborne served as Chief Financial Officer of SONDORS, Inc., where he prepared the company for a Nasdaq listing; facilitated the hiring of the senior management team, brought accounting in-house, eliminated material control weaknesses, negotiated all supply chain contracts, established a human resource function, and negotiated bridge financing. From March 2023 to June 2023, Mr. Clayborne served as a financial advisor at SONDORS, Inc. Mr. Clayborne served as Chief Financial Officer and Treasurer of Verb Technology Company, Inc. (Nasdaq: VERB, VERBW) from July 2016 to January 2022, where he facilitated an uplist from the OTCQB Markets Group to Nasdaq and the acquisition and integration of Sound Concepts Inc., participated in various equity and debt financings, built out the finance and accounting teams, and implemented NetSuite. Mr. Clayborne served as Chief Financial Officer of and a consultant with Breath Life Healing Center from August 2015 to July 2016. From September 2014 to August 2015, he served as Vice President of Business Development of Incroud, Inc and from May 2012 to September 2014, Mr. Clayborne served as President of Blast Music, LLC. Prior to this, Mr. Clayborne was employed by Universal Music Group where he served as Vice President, Head of Finance & Business Development for Fontana, where he managed the financial planning and analysis of the sales and marketing division and led the business development department. He also served in senior finance positions at The Walt Disney Company, including Senior Finance Manager at Walt Disney International, where he oversaw financial planning and analysis for the organization in 37 countries. Mr. Clayborne began his career as a CPA at McGladrey & Pullen LLP (now, RSM US LLP), then at KPMG Peat Marwick (now, KPMG). He brings with him more than 25 years of experience in all aspects of strategy, finance, business development, negotiation, and accounting. Mr. Clayborne earned his Master of Business Administration from the University of Southern California, with high honors, and his Bachelor of Science in Accountancy from Northern Illinois University.

Jane Gottschalk – Chief Creative Officer and Director

Ms. Gottschalk has served as our Chief Creative Officer since September 2022, as a member of our board of directors since March 2021 and as a member of PMA’s board of directors since May 2012. From July 2017 to September 2022, Ms. Gottschalk served as the Creative Director of PMUK, and since September 2022, Ms. Gottschalk has served, and is serving, as the Chief Creative Officer of PMUK. From May 2012 to September 2022, she served as Creative Director of PMA, and since September 2022, she has served, and is serving, as Chief Creative Officer of PMA. Since August 2011, Ms. Gottschalk is also serving as Director of Jing Holdings Limited, a holding company that operates Jax Coco, a leading coconut water brand, and from September 2012 to May 2023 served as Director of Jax Coco UK Limited. Ms. Gottschalk holds a B.A. from University of Kent. Ms. Gottschalk is the wife of Max Gottschalk, the Chairman of our board of directors. We believe that Ms. Gottschalk is qualified to serve as a member of our board of directors due to the perspective and experience she brings as our Chief Creative Officer and her creative, innovative and entrepreneurial attributes that provide valuable insight to our board and are aligned with our unique culture.

Non-Executive Directors

Max Gottschalk – Chairman of the Board of Directors

Mr. Gottschalk has served as the Chairman of our board of directors since March 2021, a member of PMA’s board of directors since May 2012 and a member of PMUK’s board of directors since July 2017. Since April 2022, Mr. Gottschalk has been serving as Director at Nurture Brands Limited, a plant based food and beverage business. Since November 2021, Mr. Gottschalk has been serving as Director at various holding entities for investments of the Hycap Fund, an energy transition private equity fund that invests in the hydrogen ecosystem. Since August 2011, Mr. Gottschalk has also been serving as Director of Jing Holdings Limited, a holding company that operated Jax Coco, a leading coconut water brand that was acquired by Nurture Brands Limited in 2022, and from August 2019 to May 2023 served as Director of Jax Coco UK Limited. Mr. Gottschalk is also the Co-Founder of and since December 2020 has been serving as a Partner and Director at Ocean 14 Capital Ltd., a private equity fund investing in emerging companies and technology to help protect and sustain our oceans. Since September 2019, Mr. Gottschalk has been serving as Director at Aeon Investment Limited, a credit-focused investment company, based in London. Mr. Gottschalk is also the Founder of and since December 2015 has been serving as the Chief Executive Officer and Director at Vedra Partners Ltd., a multi-family office with operations in London and Switzerland. In addition, Mr. Gottschalk is the Co-Founder of and from January 2021 to April 2023 served as a Partner and Director at Hydrogen Equity Partners Ltd., an investment management firm with a focus on new hydrogen energy sources. Mr. Gottschalk also co-founded Gottex Fund Management in 1998, a global asset management company that he built and brought to market in 2007 on the Swiss stock exchange. Prior to Gottex, he ran Bear Stearns’s fixed income derivatives hedge fund sales team in New York. Mr. Gottschalk holds a B.A. in Finance from the McIntire School of Commerce at the University of Virginia. We believe that Mr. Gottschalk is qualified to serve as a member of our board of directors due to his extensive leadership and business experience as an entrepreneur and investor, as well as his service on other boards of directors.

Andre Keijsers – Director

Mr. Keijsers has served as a member of our board of directors since October 2023. Since May 2016, Mr. Keijsers has been serving as Director of PMA, and from July 2017 to September 2019, Mr. Keijsers served as Director of PMUK. Since October 2020, Mr. Keijsers has been serving as the Chief Executive Officer and a Director of Van Lanschot Kempen Investment Management (UK) Ltd, an investment management company and the regulated UK subsidiary of Dutch-listed Van Lanschot Kempen N.V. From January 2017 to July 2019, Mr. Keijsers was a senior partner at Vedra Partners Ltd., a multi-family office with operations in London and Switzerland. Prior to that, Mr. Keijsers served as the Chief Financial Officer of Kings Rock Global Investment Partners Ltd from April to December 2016, and the Chief Financial Officer and Director of Fansz Ltd., a social media technology company, from April to December 2015. Fansz Ltd. filed for liquidation in January 2016. From 2008 to 2015, Mr. Keijsers was a member of the Executive Committee and the Head of M&A of Gottex Fund Management, a global asset management company. From 2001 to 2007, Mr. Keijsers served as the Chief Financial Officer of Swapstream, an electronic trading platform for interest rate swaps and a subsidiary of CME Group Inc. (Nasdaq: CME). Mr. Keijsers is the founder of Arnhem Consulting Limited, through which he provides financial and corporate governance advice to companies. From February 2017 until October 2023, Arnhem Consulting Limited provided consulting services to PMA. Since August 2019, Mr. Keijsers has been serving as Director of Pinkhurst Lane Ltd. Since November 2018, Mr. Keijsers has also been serving as Director of TGR1.618 Ltd, Iris Audio Technologies Ltd, Iris Audio Engineering Ltd and Iris Clarity Ltd. From May 2016 to September 2019, Mr. Keijsers served as Director of Jing Holdings Limited, a holding company that operates Jax Coco UK Limited, a leading coconut water brand, and from May 2016 to August 2019, he served as Director of Jax Coco UK Limited. Mr. Keijsers was an Equity Sales Associate at ABN AMRO Bank N.V. from 1991 to 1994 and Associate Director of Equity Sales at UBS from 1994 to 1996. Mr. Keijsers received a doctorandus degree in Computer Science from the Radboud University, Nijmegen, Netherlands. We believe that Mr. Keijsers is qualified to serve as a member of our board of directors due to his extensive leadership, financial and corporate governance experience, his understanding of the Company’s operations, as well as his service on other boards of directors.

Berndt Hauptkorn – Director

Mr. Hauptkorn has served as a member of our board of directors since October 2023. Since September 2015, Mr. Hauptkorn has been serving as President Europe Region of Chanel SAS (Paris), Chanel’s European division, where he oversees all business units (e.g., fashion, fragrance and beauty, watches and jewelry), employee teams, and sales, service and experience channels across Europe, the Middle East, India and Africa. Since January 2019, Mr. Hauptkorn has been serving as Global Markets Officer of Chanel Ltd (London), where he is responsible for the cross-regional coordination of all Region Presidents at Chanel. Since September 2015, Mr. Hauptkorn has been serving as Director at various Chanel entities: (i) Chairman at Chanel Denmark ApS (Denmark), (ii) Chairman at Chanel Norway AS (Norway), (iii) Chairman at Chanel Sweden AB (Sweden), (iv) Executive Director at Chanel s.r.o. (Czech Republic), (v) Director at CHANEL s.r.o., organiza&ccaron;ná zlozka, a branch of Chanel s.r.o. (Slovakia), (vi) Manager at Chanel Moda ve Lüks Tüketim Ürünleri Limited Sirketi (Turkey) and (vii) Director at Chanel spó&lstrok;ka z ograniczon&aogon; odpowiedzialno&sacute;ci&aogon; (Poland). Prior to his roles at Chanel, from June 2012 to August 2015, Mr. Hauptkorn served as Chief Executive Officer of Uniqlo Europe and as Global Officer and Senior Vice President of Uniqlo’s Fast Retailing Group. Since March 2019, Mr. Hauptkorn has been serving as a Board Member of the European Brands Association (AIM), an organization that represents manufacturers of branded consumer goods in Europe on key issues, where he represents Chanel interests. Since November 2018, Mr. Hauptkorn has also been serving as a senior advisor to the founders and directors of LUKSO Blockchain. From August 2007 to December 2009, Mr. Hauptkorn served as Group Chief Executive Officer of Labelux Group, and from November 2009 to January 2012, Mr. Hauptkorn served as Global Chief Executive Officer of Bally International. From March 1998 to July 2007, Mr. Hauptkorn held various roles, including Principal, at the Boston Consulting Group (BCG), where he provided retail, branding, media and private equity consulting services to companies. From August 1994 to August 1997, Mr. Hauptkorn served as an Account Director at AHEAD Marketing + Kommunikation, a full-service advertising and marketing agency. Mr. Hauptkorn holds a Diplom-Kaufmann (similar to an MBA) in Business Administration from Friedrich-Alexander-University of Erlangen-Nurnberg and a Dr. rer. pol. (similar to a PhD) in Business Administration, Law, Economics and Philosophy from Friedrich-Alexander-University of Erlangen-Nurnberg. We believe that Mr. Hauptkorn is qualified to serve as a member of our board of directors due to his broad and extensive experience in the fashion industry, his leadership and operational management experience, and his experience on other boards of directors.

Tracy Barwin – Director

Ms. Barwin has served as a member of our board of directors since November 2022. Ms. Barwin has also provided consulting services to the Company as the acting Ecommerce Director, since November 2022. Since November 2022, Ms. Barwin also serves as Founder and Director of Tracy B Ltd., a professional services company. From May 2022 until November 2022, Ms. Barwin was not actively engaged in business activities. Ms. Barwin was Executive Vice President at Hunter Boot Limited from May 2017 until May 2022, overseeing their direct-to-consumer business which included retail, ecommerce, shop-in-shops and pop-up stores. Prior to becoming Executive Vice President at Hunter Boot Limited, Ms. Barwin worked at Uniqlo, a large global SPA clothing retailer, where she held the position of Director of Customer Experience, from September 2010 to April 2017. Ms. Barwin held various roles at Myla, a luxury lingerie company, and Nike, Speedo and Hilton hotels, from 2001 to 2010 across digital, ecommerce and customer experience functions. Ms. Barwin holds a B.A. Honors degree in Modern History and Politics from Manchester University and later enhanced this degree with a post graduate diploma from The Chartered Institute of Marketing. We believe that Ms. Barwin is qualified to serve as a member of our board of directors due to the perspective and experience she brings across the fashion and retail brands she has worked across, specifically her direct-to-consumer experience as well as her experience on other boards of directors.

Tim Nixdorff – Director

Mr. Nixdorff has served as a member of our board of directors since January 2024. Since January 2024, Mr. Nixdorff has been serving as Chief Executive Officer and a member of the board of directors of GORE Technologies AG, an investment company. Since August 2023, Mr. Nixdorff has also been serving as Chief Operating Officer of Neon Equity AG, an investment company. From August 2022 until May 2023, Mr. Nixdorff served as Chief Marketing Officer of Rag & Bone, a fashion brand. Prior to that, Mr. Nixdorff served as Chief Executive Officer of Galvan London Ltd., a luxury fashion brand, from May 2020 until July 2022; he also served as a member of the board of directors of Galvan London Ltd. from June 2020 until August 2022. From January 2018 until April 2020, Mr. Nixdorff served as Managing Director of BEJOND Germany GmbH, a marketing consulting firm. Mr. Nixdorff holds a Master of Science degree in Economics from Technical University of Dortmund and a Bachelor of Arts degree in Business Administration from University of Duiburg-Essen. We believe that Mr. Nixdorff is qualified to serve as a member of our board of directors due to the management and consulting experience he acquired as an officer of companies in the fashion, marketing and investment industries as well as his experience on other boards of directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Board of Directors and Corporate Governance

When considering whether directors have the experience, qualifications, attributes and skills to enable the board of directors to satisfy its oversight responsibilities effectively considering our business and structure, the board of directors focuses primarily on the information discussed in each of the directors’ individual biographies as set forth above.

The board of directors periodically reviews relationships that directors have with our company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from us, are not an affiliated person of our company or our subsidiaries (e.g., an officer or a greater than 10% stockholder) and are independent within the meaning of applicable United States laws and regulations and the NYSE American Company Guide. In this latter regard, the board of directors uses the NYSE American Company Guide (specifically, NYSE American Company Guide Section 803(a)(2)) as a benchmark for determining which, if any, of our directors are independent, solely in order to comply with applicable SEC disclosure rules.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which will operate pursuant to its respective charter. The composition of each committee and its respective charter became effective upon the listing of our common stock on NYSE American, and copies of each charter will be posted on the corporate governance section of our website at www.perfectmoment.com. Each committee has the composition and responsibilities described below. Our board of directors may establish other committees from time to time.

NYSE American permits a phase-in period of up to one year for an issuer registering securities in an initial public offering to meet the audit committee, compensation committee and nominating and corporate governance committee independence requirements. Under the initial public offering phase-in period, only one member of each committee is required to satisfy the heightened independence requirements at the time of the listing of our common stock on the NYSE American, a majority of the members of each committee must satisfy the heightened independence requirements within 90 days following the listing, and all members of each committee must satisfy the heightened independence requirements within one year from the listing.

Audit Committee

Andre Keijsers, Berndt Hauptkorn and Tracy Barwin serve on the audit committee, which is chaired by Andre Keijsers. Our board of directors has determined that Andre Keijsers, Berndt Hauptkorn and Tracy Barwin are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the NYSE American Company Guide, and each member has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Andre Keijsers as an “audit committee financial expert,” as defined under the applicable rules of the SEC. We intend to comply with the applicable independent requirements for all members of the audit committee within the time periods specified under such rules.

The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

●	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

●	reviewing quarterly earnings releases.

Compensation Committee

Max Gottschalk, Andre Keijsers and Tim Nixdorff serve on the compensation committee, which is chaired by Andre Keijsers. Our board of directors has determined that Andre Keijsers and Tim Nixdorff are “independent” as defined in the NYSE American Company Guide and each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. We intend to comply with the applicable independent requirements for all members of the compensation committee within the time periods specified under such rules.

The compensation committee’s responsibilities include:

●	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

●	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing and establishing our overall management compensation, philosophy and policy;

●	overseeing and administering our compensation and similar plans;

●	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the NYSE American Company Guide;

●	retaining and approving the compensation of any compensation advisors;

●	reviewing and making recommendations to our board of directors about our policies and procedures for the grant of equity-based awards;

●	evaluating and making recommendations to the board of directors about director compensation;

●	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and

●	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Nominating and Corporate Governance Committee

Max Gottschalk, Andre Keijsers, Berndt Hauptkorn and Tim Nixdorff will serve on the nominating and corporate governance committee, which will be chaired by Andre Keijsers. Our board of directors has determined that Andre Keijsers, Berndt Hauptkorn and Tim Nixdorff are “independent” as defined in the NYSE American Company Guide. We intend to comply with the applicable independent requirements for all members of the nominating and corporate governance committee within the time periods specified under such rules.

The nominating and corporate governance committee’s responsibilities include:

●	developing and recommending to the board of directors criteria for board and committee membership;

●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

●	reviewing the size and composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

●	identifying individuals qualified to become members of the board of directors;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

●	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and

●	overseeing the evaluation of our board of directors and management.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We provide a copy of our code of ethics can be found on our website https://investors.perfectmoment.com/corporate-governance. We intend to disclose future amendments to, or waivers of, our Code, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is currently or has been within the past three years one of our officers or an employee. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Corporate Governance Guidelines

We have adopted corporate governance guidelines, that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, and management succession planning. A copy of our corporate governance guidelines is available on our website at https://www.investors.perfectmoment.com.

Conflicts of Interest

We comply with applicable state law with respect to transactions (including business opportunities) involving potential conflicts. Applicable state corporate law requires that all transactions involving our company and any director or executive officer (or other entities with which they are affiliated) are subject to full disclosure and approval of the majority of the disinterested independent members of our board of directors, approval of the majority of our stockholders or the determination that the contract or transaction is intrinsically fair to us. More particularly, our policy is to have any related party transactions (i.e., transactions involving a director, an officer or an affiliate of our company) be approved solely by a majority of the disinterested independent directors serving on the board of directors.

Family Relationships

Max Gottschalk, the Chairman of our board of directors, and Jane Gottschalk, and our Chief Creative Officer and a member of our board of directors, are husband and wife. There are no other family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

During the fiscal year ended March 31, 2024, we paid cash and equity-based compensation to our non-employee directors for their service on our board of directors. We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

As of March 31, 2024, our non-employee directors held 158,400 outstanding option awards to purchase or to be issued our common stock.

As of March 31, 2024, Jane Gottschalk, our current Chief Creative Officer and a member of our board of directors, who was a non-employee director until August 2022, held options to purchase 68,172 shares of our common stock. We granted options to purchase 30,000 shares of our common stock each (for a total of 120,000 shares of our common stock) to Andre Keijsers, Tracy Barwin, Berndt Hauptkorn and Tim Nixdorff, our four independent directors, pursuant to and upon the terms and conditions of their Independent Director Agreements with us, vesting over a period of three years from the effective date of each such Independent Director Agreement. On March 5, 2024 we granted an additional 6,000 options to purchase our common stock to Berndt Hauptkorn and Tim Nixdorf, vesting over a period of three years from the effective date of each such Independent Director Agreement. On March 5, 2024 we granted an additional 13,200 options to purchase our common stock to Andre Keijsers and Tracy Barwin, vesting over a period of three years from the effective date of each such Independent Director Agreement.

We have implemented a compensation plan for our non-employee directors, such that non-employee directors will receive an annual cash retainer and/or an annual grant of stock options. Our committee chairpersons will not receive certain additional retainer fees. Our directors who are also our employees or officers will not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred in connection with their attendance at meetings.

Compensation to our board of directors will be reviewed annually, and changes will be recommended by the compensation committee and approved by our board of directors.

Board compensation will be reviewed annually, and changes will be recommended by the compensation committee and approved by our board of directors.

Director Compensation Table

The following table discloses the cash fees, bonuses and stock awards and total compensation earned, paid or awarded to each of our non-employee directors during the fiscal year ended March 31, 2024. Columns disclosing compensation under the headings “Non-Equity Incentive Plan Compensation,” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” are not included because no compensation in these categories was awarded to, earned by or paid to our non-employee directors in the fiscal year ended March 31, 2024. The dollar amounts shown are in U.S. dollars. The amounts originally in British pounds were converted to U.S. dollars for this table using the average of the average exchange rates for each fiscal month during the applicable fiscal year. Applying this formula to the fiscal year ended March 31, 2024, £1.00 was equal to $1.2569.

Name(1)	Fees Earned or Paid in Cash ($)	Bonus ($)	Option Awards(2) ($)	Total ($)
Max Gottschalk	180,994	100,000	175,778	456,772	(3)
Tracy Barwin	141,763	-	170,454	312,217	(4)
Andre Keijsers	48,554	-	170,454	219,008	(5)
Berndt Hauptkorn	25,000	-	142,045	167,045	(6)
Tim Nixdorff	12,500	-	142,045	154,545	(7)

(1)	Mark Buckley, a Director and Chief Executive Officer and Jane Gottschalk a Director and Chief Creative Officer during the fiscal year ending March 31, 2024, are not included in this table as they were employees, and, thus, received no compensation for their services as a director. The compensation received by Mr. Buckley and Ms. Gottschalk as employees are disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	For valuation assumptions on stock option awards, refer to Note 13 of our audited consolidated financial statements for the year ended March 31, 2024 of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during the fiscal year ended March 31, 2024 in accordance with FASB ASC Topic 718.

(3)	The amount reported for Mr. Gottschalk represents (i) consulting fees paid to him pursuant to the terms of his consulting agreement (ii) reflects incentive bonus paid for successful initial public offering plus listing on NYSE American and (iii) stock options to purchase 50,000 shares of our common stock.

(4)	The amount reported for Ms. Barwin represents (i) advisory fees paid to her pursuant to the terms of her consulting agreement for providing advisory services from April 2023 to October 22, 2023 plus her director fees from October 23, 2023 to March 31, 2024 (ii) stock options to purchase 42,300 shares of our common stock.

(5)	The amount reported for Mr. Keijsers represents (i) advisory fees paid to him pursuant to the terms of our consulting agreement with Arnhem Consulting Limited for providing advisory services from April 2023 to October 22, 2023 plus his director fees from September 15, 2023 to March 31, 2024, (ii) stock options to purchase 42,300 shares of our common stock.

(6)	The amount reported for Berndt Hauptkorn represents (ii) his director fees from September 15, 2023 to March 31, 2024, (ii) stock options to purchase 36,000 shares of our common stock.

(7)	The amount reported in this column for Tim Nixdorff represents (i) his director fees from January 1, 2024 to March 31, 2024, (ii) stock options to purchase 36,000 shares of our common stock.

Consulting Agreements

Max Gottschalk

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

Tracy Barwin

We were party to a consulting agreement with Tracy Barwin, dated November 18, 2022, pursuant to which Ms. Barwin was entitled to receive £1,500 per day for services rendered with a minimum commitment of two days per month. These amounts were in lieu of any other cash payments or equity awards Ms. Barwin may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement with Ms. Barwin was terminated in October 2023 and replaced by an independent director agreement, described below under “— Independent Director Compensation.”

Arnhem Consulting Limited (Andre Keijsers)

We, through PMA, were party to a consulting agreement with Arnhem Consulting Limited (“Arnhem”), a company controlled by Andre Keijsers, dated February 28, 2017, pursuant to which Arnhem was entitled to receive £3,200 per month for services rendered. The consulting agreement was terminated in October 2023 as a result of Mr. Keijsers becoming a director of the Company.

Independent Director Compensation

Andre Keijsers

On September 15, 2023, we entered into an Independent Director Agreement with Andre Keijsers, pursuant to which Mr. Keijsers will receive an annual cash fee of $50,000, and an initial grant of stock options to purchase 30,000 shares of our common stock pursuant to the 2021 Plan. On March 5, 2024, we granted Mr. Keijsers an additional 13,200 stock options for services to be rendered. We will pay the annual cash compensation fee to Mr. Keijsers in monthly installments no later than the 15th of each such calendar month, commencing on October 23, 2023, pro-rated for the initial and last payments, if applicable. The options will vest annually over a four-year period starting from the agreement date, with such vesting subject to Independent Director Agreement not having been terminated at the time of vesting and the other terms and conditions of the 2021 Plan or successor plan as well as the applicable stock option agreement between us and Mr. Keijsers. The options will have an exercise price equal to the Fair Market Value (as defined in the 2021 Plan) as of the date on which the options will be granted and an exercise period of five years from the date of the Independent Director Agreement. We will also reimburse Mr. Keijsers for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of his duties for us. As also required under the Independent Director Agreement, we have separately entered into standard indemnification agreements with Mr. Keijers.

Berndt Hauptkorn

On September 15, 2023, we entered into an Independent Director Agreement with Berndt Hauptkorn, pursuant to which Mr. Hauptkorn will receive an annual cash fee of $50,000, and an initial grant of stock options to purchase 30,000 shares of our common stock pursuant to the 2021 Plan. On March 5, 2024, we granted Mr. Hauptkorn an additional 6,000 stock options for services to be rendered. We will pay the annual cash compensation fee to Mr. Hauptkorn in monthly installments no later than the 15th of each such calendar month, commencing on October 23, 2023, pro-rated for the initial and last payments, if applicable. The options will vest annually over a four-year period starting from the agreement date, with such vesting subject to Independent Director Agreement not having been terminated at the time of vesting and the other terms and conditions of the 2021 Plan or successor plan as well as the applicable stock option agreement between us and Mr. Hauptkorn. The options will have an exercise price equal to the Fair Market Value (as defined in the 2021 Plan) as of the date on which the options will be granted and an exercise period of five years from the date of the Independent Director Agreement. We will also reimburse Mr. Hauptkorn for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of his duties for us. As also required under the Independent Director Agreement, we have separately entered into standard indemnification agreements with Mr. Hauptkorn.

Tim Nixdorff

On January 18, 2024, we entered into an Independent Director Agreement with Tim Nixdorff, pursuant to which Mr. Nixdorff will receive an annual cash fee of $50,000, and an initial grant of stock options to purchase 30,000 shares of our common stock pursuant to the 2021 Plan. On March 5, 2024, we granted Mr. Nixdorff an additional 6,000 stock options for services to be rendered. We will pay the annual cash compensation fee to Mr. Nixdorff in monthly installments no later than the 15th of each such calendar month, commencing on October 23, 2023, pro-rated for the initial and last payments, if applicable. The options will vest annually over a four-year period starting from the agreement date, with such vesting subject to Independent Director Agreement not having been terminated at the time of vesting and the other terms and conditions of the 2021 Plan or successor plan as well as the applicable stock option agreement between us and Mr. Nixdorff. The options will have an exercise price equal to the Fair Market Value (as defined in the 2021 Plan) as of the date on which the options will be granted and an exercise period of five years from the date of the Independent Director Agreement. We will also reimburse Mr. Nixdorff for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of his duties for us. As also required under the Independent Director Agreement, we have separately entered into standard indemnification agreements with Mr. Nixdorff.

Tracy Barwin

On October 23, 2023, we entered into an Independent Director Agreement with Tracy Barwin, pursuant to which Ms. Barwin will receive an annual cash fee of $50,000, and an initial grant of stock options to purchase 30,000 shares of our common stock pursuant to the 2021 Plan. On March 5, 2024, we granted Mr. Keijsers an additional 13,200 stock options for services to be rendered. We will pay the annual cash compensation fee to Ms. Barwin in monthly installments no later than the 15th of each such calendar month, commencing on October 23, 2023, pro-rated for the initial and last payments, if applicable. The options will vest annually over a four-year period starting from the agreement date, with such vesting subject to Independent Director Agreement not having been terminated at the time of vesting and the other terms and conditions of the 2021 Plan or successor plan as well as the applicable stock option agreement between us and Ms. Barwin. The options will have an exercise price equal to the Fair Market Value (as defined in the 2021 Plan) as of the date on which the options will be granted and an exercise period of five years from the date of the Independent Director Agreement. We will also reimburse Ms. Barwin for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of her duties for us. As also required under the Independent Director Agreement, we have separately entered into standard indemnification agreements with Ms. Barwin.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of March 31, 2024:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
Max Gottschalk	-	50,000	4.10	March 4, 2029	(1)

Tracy Barwin	-	43,200	4.10	March 4, 2034	(1)

Andre Keijsers	-	43,200	4.10	March 4, 2034	(1)

Berndt Hauptkorn	-	36,000	4.10	March 4, 2034	(1)

Tim Nixdorff	-	36,000	4.10	March 4, 2034	(1)

(1)	25% vesting on the first, second, third, and fourth anniversaries from director start date.

Executive Compensation

Named Executive Officers

Our named executive officers for the fiscal year ended March 31, 2024 set forth in this annual report (the “Named Executive Officers”) are Mark Buckley, Jane Gottschalk and Jeff Clayborne.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during the fiscal year ended March 31, 2024.

The dollar amounts shown are in U.S. dollars. The amounts originally in British pounds were converted to U.S. dollars for this table using the average of the average exchange rates for each fiscal month during the applicable fiscal year. Applying this formula to the fiscal year ended March 31, 2024, £1.00 was equal to $1.2569.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Mark Buckley	2024	314,225	(1)	187,916	(2)	1,230,000	(3)	-		2086	(4)	1,734,227
Chief Executive Officer	2023	121,511	(5)	-		-		-		398	(4)	121,909

Jeff Clayborne(1)	2024	83,344	(6)	-		-		1,183,706	(7)	-		1,267,050
Chief Financial Officer

Jane Gottschalk	2024	251,380	(1)	187,916	(2)	-		1,054,668	(8)	-		1,493,964
Chief Creative Officer	2023	140,642	(5)	-		-		-		48,220	(9)	224,022

(1)	Reflects actual earnings for the fiscal year ended March 31, 2024.
(2)	On February 12, 2024, we paid a bonus for the successful initial public offering and listing on NYSE American.
(3)	On March 5, we granted Mr. Buckley a restricted stock unit totaling $1,230,000 payable in 300,000 shares of our common stock pursuant to the terms of his employment agreement. The restricted stock unit vests equally over four years on the anniversary date of his contractual start date. The price per share as reported by NYSE American on the day of issuance was $4.10 and was used to calculate fair market value.
(4)	The amount reported in this column for Mr. Buckley represents PMUK contributions to the United Kingdom’s National Employment Savings Trust.
(5)	Reflects actual earnings for the fiscal year ended March 31, 2023, which may differ from approved 2023 base salary due to start date.
(6)	Reflects actual earnings for the fiscal year ended March 31, 2024, which may differ from approved 2023 base salary due to start date.
(7)	On March 5, 2024, we granted Mr. Clayborne a stock option to purchase up to 300,000 shares of our common stock pursuant to his employment agreement at an exercise price of $4.10 per share. The option is not currently vested and will vest equally over four years from his contractual start day and will expire on March 4, 2034.
(7)	On March 5, 2024, we granted Ms. Gottschalk a stock option to purchase up to 300,000 shares of our common stock at an exercise price of $4.10 per share. The option is not currently vested and will vest equally over four years from July 18, 2023, and will expire on March 4, 2029.
(9)	The amount reported in this column for Ms. Gottschalk represents consulting fees paid to her pursuant to the terms of her consulting agreement for the five-month period from April 2022 to August 2022. Effective September 1, 2022, Ms. Gottschalk became an employee of PMUK.

Employment Agreements

Named Executive Officers

Mark Buckley

On October 21, 2022, we entered into a Contract of Employment, through PMUK, for Mr. Buckley to serve as our Chief Executive Officer and our former acting Chief Financial Officer, commencing November 7, 2022. Mr. Buckley served as acting Chief Financial Officer until October 2023. Pursuant to the terms of the agreement, Mr. Buckley is entitled to receive an annual base salary of £250,000 and is eligible to receive performance-based bonuses, and is entitled to receive, but has not yet been granted, options to purchase 300,000 shares of our common stock, vesting over a period of 4 years. The options were to be granted at $0.01, which is below fair market value, therefore, the Company issued Mr. Buckley RSUs under the same terms and conditions of the options. In connection with his employment, Mr. Buckley also serves as a member of our board of directors.

Either we or Mr. Buckley may terminate for any reason upon 3 months’ prior written notice. We may also, at our sole discretion, terminate the agreement at any time and with immediate effect by paying Mr. Buckley an amount equal to the base salary he would have been entitled to receive during the notice period. In addition, we may terminate the agreement without notice if there is (a) serious or persistent breach of any terms of his employment (b) gross misconduct or any conduct tending to bring himself or us into disrepute or (c) acts of dishonesty, whether relating to us, an employee, a customer or otherwise.

Mr. Buckley provides that he will be subject to certain non-solicitation provisions relating to customers, suppliers and/or employees of the Company during his employment and for a 12-month period following the termination of his employment.

As of March 31, 2024, Mr. Buckley held 75,000 shares of our common stock.

Jane Gottschalk

On September 7, 2022, we entered into a Contract of Employment, through PMUK, for Ms. Gottschalk to serve as our Chief Creative Officer commencing September 1, 2022. Pursuant to the terms, Ms. Gottschalk is entitled to receive an annual base salary of £200,000 and was eligible to receive a guaranteed bonus of £50,000 payable on the first anniversary of her employment. Ms. Gottschalk has waived her right to receive such bonus. Future bonuses are dependent upon individual and company performance.

Either we or Ms. Gottschalk may terminate the Contract of Employment for any reason upon 3 months’ prior written notice. We may also, at our sole discretion, terminate the agreement at any time and with immediate effect by paying Ms. Gottschalk an amount equal to the base salary she would have been entitled to receive during the notice period. In addition, we may terminate the agreement without notice if there is (a) serious or persistent breach of any terms of his employment (b) gross misconduct or any conduct tending to bring herself or us into disrepute or (c) acts of dishonesty, whether relating to us, an employee, a customer or otherwise.

Ms. Gottschalk provides that she will be subject to certain non-solicitation provisions relating to customers, suppliers and/or employees of the Company during her employment and for a 12-month period following the termination of her employment.

As of March 31, 2024, Ms. Gottschalk held options to purchase 368,172 shares of our common stock.

Other Executive Officers

Jeff Clayborne

On October 20, 2023 (the “Effective Date”), we entered into an Employment Agreement for Mr. Clayborne to serve as our Chief Financial Officer, commencing as of such date, which was amended on January 22, 2024. Pursuant to the terms, Mr. Clayborne is entitled to receive an annual base salary of $275,000 and is eligible to receive an annual bonus; provided, however, that the decision to provide any annual bonus and the amount and terms of any annual bonus will be in the sole and absolute discretion of our board of directors and the compensation committee.

Mr. Clayborne is also eligible to participate in the 2021 Plan and pursuant to his employment, is entitled to receive, subject to approval by our board of directors, options to purchase 300,000 shares of our common stock on the Effective Date, vesting annually over four years in equal installments, with the first vesting on the first anniversary of the Effective Date, with an exercise price equal to the Fair Market Value (as defined in the 2021 Plan) as of the date on which the options will be granted, which stock options will expire five years from the Effective Date.

The agreement will continue until the second anniversary thereof, unless terminated earlier; provided that, on such second anniversary of the Effective Date and each annual anniversary thereafter, the agreement will be automatically extended, upon the same terms and conditions, for successive one-year periods, unless either party provides written notice of its intention not to extend the term of the agreement at least 30 days prior to the applicable anniversary date.

Either we or Mr. Clayborne may terminate the agreement for any reason upon 30 days’ advance written notice. If Mr. Clayborne’s employment is terminated upon either party’s failure to renew the agreement, by us for Cause (as defined in the agreement) or by Mr. Clayborne without Good Reason (as defined in the agreement), Mr. Clayborne will be entitled to receive (i) any accrued but unpaid base salary and accrued but unused vacation, (ii) any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the termination date (provided that, if Mr. Clayborne’s employment is terminated by us for Cause, then any such accrued but unpaid annual bonus will be forfeited), (iii) reimbursement for unreimbursed business expenses properly incurred by Mr. Clayborne and (iv) such employee benefits (including equity compensation), if any, to which Mr. Clayborne may be entitled under our employee benefit plans as of the termination date (clauses (i) through (iii), the “Accrued Amounts”). If Mr. Clayborne’s employment is terminated by us without Cause or by Mr. Clayborne for Good Reason, Mr. Clayborne will be entitled to the Accrued Amounts and, subject to the terms and conditions of the agreement, including Mr. Clayborne’s execution of a release of claims, Mr. Clayborne will be entitled to receive continued base salary for three months plus a lump sum payment of $13,300. In addition, all stock options granted to Mr. Clayborne that are scheduled to vest at the end of the annual vesting period in which such termination occurs will immediately vest upon the termination date; all other, unvested options will be terminated upon such termination date.

Mr. Clayborne’s agreement provides that he will be subject to certain non-competition provisions and non-solicitation provisions relating to customers and/or employees of the Company during his employment and for a one-year period following the termination of his employment. The agreement also includes provisions governing Company confidential information and indemnification rights.

As of March 31, 2024, Mr. Clayborne held options to purchase 300,000 shares of our common stock

UK National Employment Savings Trust

Our subsidiary in the United Kingdom, PMUK, is required by the applicable local laws and regulations to make contributions to the United Kingdom’s National Employment Savings Trust for all eligible personnel, including Mark Buckley, our Chief Executive Officer and former acting Chief Financial Officer. During the fiscal year ended March 31, 2024 and March 31, 2023, we contributed £1,660 and £330, respectively to the National Employment Savings Trust for Mr. Buckley.

2021 Equity Incentive Plan

The board of directors and stockholders adopted our 2021 Equity Incentive Plan on August 24, 2021. Our 2021 Equity Incentive Plan, as amended (the “2021 Plan”), provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 26, 2024, there were 4,299,957 shares of our common stock granted or available for grant under the 2021 Plan of which 1,496,807 are allocated to employees and consultants (vested and non-vested), 208,400 are allocated to Directors (vested and non-vested), and 2,519,750 were unallocated.

Authorized Shares

The number of shares of our common stock available for issuance under the 2021 Plan also includes an annual increase on the first day of each fiscal year beginning with the fiscal year ending March 31, 2025 and ending on (and including) the fiscal year ending March 31, 2031, in an amount equal to the least of:

●	500,000 shares of our common stock; or

●	such number of shares of our common stock as the administrator may determine.

If an award granted under the 2021 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program or, with respect to restricted stock, RSUs, performance units, or performance shares, is forfeited to, or repurchased by, us due to failure to vest, then the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). With respect to stock appreciation rights, only the net shares actually issued will cease to be available under the 2021 Plan and all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). Shares that actually have been issued under the 2021 Plan under any award will not be returned to the 2021 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, RSUs, performance shares, or performance units are repurchased or forfeited to us due to failure to vest, such shares will become available for future grant under the 2021 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant or sale under the 2021 Plan. To the extent an award is paid out in cash rather than shares, the cash payment will not result in a reduction in the number of shares available for issuance under the 2021 Plan.

Plan Administration

The board of directors or one or more committees appointed by the board of directors will administer the 2021 Plan. In addition, if we determine it is desirable to qualify transactions under the 2021 Plan as exempt under Rule 16b-3, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2021 Plan, the administrator has the power to administer the 2021 Plan and make all determinations deemed necessary or advisable for administering the 2021 Plan, including the power to determine the fair market value of our common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreement for use under the 2021 Plan, determine the terms and conditions of awards (including the exercise price, the time or times when the awards may be exercised, any vesting acceleration or waiver of forfeiture restrictions, and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2021 Plan and awards granted under it, prescribe, amend, and rescind rules and regulations relating to the 2021 Plan, including creating sub-plans, and modify or amend each award, including the discretionary authority to extend the post-termination exercisability period of awards (provided that no option or stock appreciation right will be extended past its original maximum term), temporarily suspend the exercisability of an award if the administrator deems such suspension to be necessary or appropriate for administrative purposes, and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator may institute and determine the terms of an exchange program under which (i) outstanding awards are surrendered or cancelled in exchange for awards of the same type (which may have a higher or lower exercise price or different terms), awards of a different type and/or cash, (ii) participants would have the opportunity to transfer any outstanding awards to a financial institution or other person or entity selected by the administrator, and/or (iii) the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, determinations, and interpretations are final and binding on all participants.

Stock Options

Stock options may be granted under the 2021 Plan in such amounts as the administrator will determine in accordance with the terms of the 2021 Plan. The exercise price of options granted under the 2021 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an option will be stated in the award agreement, and in the case of an incentive stock option, may not exceed 10 years. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of our outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price must equal at least 110% of the fair market value on the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares, or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After a participant ceases to provide service as an employee, director, or consultant, he or she may exercise his or her option for the period of time stated in his or her award agreement. In the absence of a specified time in an award agreement, if the cessation of service is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the cessation service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2021 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. Stock appreciation rights will expire upon the date determined by the administrator and set forth in the award agreement. After a participant ceases to provide service as an employee, director, or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her award agreement. In the absence of a specified time in an award agreement, if cessation of service is due to death or disability, the stock appreciation rights will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the cessation of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash, shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2021 Plan. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator (if any). The administrator will determine the number of shares of restricted stock granted to any employee, director, or consultant and, subject to the provisions of the 2021 Plan, will determine any terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2021 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of the 2021 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria, and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of company-wide, divisional, business unit, or individual goals (including continued employment or service), applicable federal or state securities laws, or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares, or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may reduce or waive any vesting criteria that must be met to receive a payout.

Performance Units and Performance Shares

Performance units and performance shares may be granted under the 2021 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish performance objectives or other vesting provisions in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. The administrator may set performance objectives based upon the achievement of company-wide, divisional, business unit, or individual goals (including continued employment or service), applicable federal or state securities laws, or any other basis determined by the administrator in its discretion. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance units or performance shares. Performance units will have an initial dollar value established by the administrator on or prior to the date of grant. Performance shares will have an initial value equal to the fair market value of our common stock on the date of grant. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares, or in some combination thereof.

Non-Employee Directors

The 2021 Plan provides that all outside (non-employee) directors will be eligible to receive all types of awards (except for incentive stock options) under the 2021 Plan. In order to provide a maximum limit on the awards that can be made to tour non-employee directors, the 2021 Plan provides that in any given fiscal year, a non-employee director may not be paid, issued, or granted equity awards (including awards issued under the 2021 Plan) with an aggregate value (the value of which will be based on their grant date fair value determined in accordance with U.S. generally accepted accounting principles) and any other compensation (including without limitation any cash retainers or fees) that, in the aggregate, exceed $500,000 (excluding awards or other compensation paid or provided to him or her as a consultant or employee). The maximum limits do not reflect the intended size of any potential grants or a commitment to make grants to our outside directors under the 2021 Plan in the future.

Non-Transferability of Awards

Unless the administrator provides otherwise, the 2021 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime. If the administrator makes an award transferable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2021 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2021 Plan and/or the number, class, and price of shares covered by each outstanding award, and the numerical share limits set forth in the 2021 Plan.

Dissolution or Liquidation

In the event of our proposed dissolution or liquidation, the administrator will notify participants as soon as practicable prior to the effective date of such proposed transaction and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2021 Plan provides that in the event of our merger with or into another corporation or entity or a change in control (as defined in the 2021 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices, (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control, (iii) outstanding awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control, (iv) (A) the termination of an award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by us without payment), or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion, or (v) any combination of the foregoing. The administrator will not be obligated to treat similarly all awards, all awards a participant holds, all awards of the same type, or all portions of awards.

In the event that the successor corporation does not assume or substitute for the award (or portions thereof), the participant will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciations rights (or portions thereof) that is not assumed or substituted for, all restrictions on restricted stock, RSUs, performance shares, and performance units (or portions thereof) not assumed or substituted for will lapse, and, with respect to such awards with performance-based vesting (or portions thereof) not assumed or substituted for, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and us or any parent or subsidiary. Additionally, in the event an option or stock appreciation right (or portions thereof) is not assumed or substituted for in the event of a merger or change in control, the administrator will notify each participant in writing or electronically that the option or stock appreciation right (or its applicable portion), as applicable, will be exercisable for a period of time determined by the administrator in its sole discretion, and the option or stock appreciation right (or its applicable portion), as applicable, will terminate upon the expiration of such period.

With respect to awards granted to an outside director, in the event of a change in control, the outside director’s options and stock appreciation rights, if any, will vest fully and become immediately exercisable, all restrictions on his or her restricted stock and RSUs will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting requirements for his or her performance shares and units will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and us or any parent or subsidiary.

The following table sets forth, for each executive officer, certain information concerning outstanding restricted stock awards as of March 31, 2024:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
Mark Buckley	225,000	4.10	November 7, 2026	(1)

(1)	Fully vests on the fourth anniversary from contractual start date.

The following table sets forth, for each executive officer, certain information concerning outstanding option awards as of March 31, 2024:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
Jane Gottschalk	68,172	-	3.50	January 1, 2027(1)

Jane Gottschalk	-	300,000	4.10	March 4, 2029(2)

Jeff Clayborne	-	300,000	4.10	March 4, 2034(3)

(1)	All shares have fully vested.

(2)	25% vest on the first, second, third, and fourth anniversaries from July 18, 2023.

(3)	25% vest on the first, second, third, and fourth anniversaries from contractual start date.

Clawback Policy

Awards are subject to the Company’s clawback policy, which was adopted on January 19, 2024 pursuant to Section 811 of the NYSE American Company Guide, Section 10D of the Exhchange Act, and Rule 10D-1 promulgated under the Exchange Act (the “Clawback Policy”). The Clawback Policy requires us to recoup incentive-based compensation from current and former executive officers in the event of an accounting restatement, subject to certain exceptions set forth in the policy. In addition, our board of directors, acting as the administrator of the Clawback Policy (such administrator to be the Compensation Committee if so designated by the board of directors) also may specify in an award agreement that the participant’s rights, payments, and benefits with respect to an award will be subject to reduction, cancellation, forfeiture, recoupment, reimbursement, or reacquisition upon the occurrence of certain specified events. The administrator of the Clawback Policy may require a participant to forfeit, return, or reimburse us all or a portion of the award and any amounts paid under the award pursuant to the terms of the Clawback Policy or applicable laws.

Amendment; Termination

The administrator has the authority to amend, alter, suspend, or terminate the 2021 Plan provided such action does not materially impair the existing rights of any participant. The 2021 Plan will automatically terminate in 2031, unless terminated sooner.

Enterprise Management Incentive Sub-Plan

The 2021 Plan includes an Enterprise Management Incentive Sub-Plan for the purpose of granting options to participants residing in the United Kingdom in compliance with the laws of the United Kingdom.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The board of directors and stockholders adopted our 2021 Equity Incentive Plan on August 24, 2021. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 26, 2024, there were 4,299,957 shares of our common stock granted or available for grant under the 2021 Plan.

The following information is as of March 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in third column)
Equity compensation plans approved by securityholders	1,197,012	$3.94	2,527,944
Equity compensation plans not approved by securityholders	136,344	$0.01	-
Total	1,333,356	$3.54	2,527,944

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 26, 2024 for each person, or group of affiliated persons, known to us to beneficially own more than 5% of the common stock. The common stock is our only class of voting securities which is currently outstanding.

Beneficial ownership of our common stock is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of the date of this Annual Report. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons identified in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In the following table, percentage ownership is based on 15,653,449 shares of our common stock outstanding as of June 26, 2024, In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of June 26, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common stock	Mark Tompkins(1)	1,040,000	6.2%

(1)	The address of Mr. Tompkins is App 1, Via Guidino 23, 6900 Lugano-Paradiso, Switzerland.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 26, 2024 for each of our directors, named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the address of each of the following persons is 307 Canalot Studios, 222 Kensal Rd, London W10 5BN, United Kingdom, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common stock	Named Executive Officers and Directors:
	Max Gottschalk(2)	3,898,488	24.7%
	Mark Buckley(3)	92,000	*
	Jeff Clayborne(4)	416	*
	Jane Gottschalk(5)	3,898,488	24.7%
	Andre Keijsers(6)	14,645	*
	Berndt Hauptkorn(7)	1,600	*
	Tracy Barwin(8)	83	*
	Tim Nixdorff(9)	1,600	*
	All directors and executive officers as a group (8 persons)	4,008,832	25.4%

*	Less than 1%.

(2)	Consists of (i) 3,479,491 shares of common stock held of record by Fermain; (ii) 242,625 shares of common stock held of record by JGA; (iii) 16,600 shares of common stock issuable held directly; (iv) 16,600 shares of common stock held by Mr. Gottschalks spouse, Jane Gottschalk; (v) 143,172 shares of common stock issuable upon the exercise of stock options by Mr. Gottschalk’s spouse, Jane Gottschalk; (vi) The total excludes 50,000 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024; and (vii) The total excludes 225,000 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024 held by Mr. Gottschalks spouse, Jane Gottschalk.

(3)	Consists of 92,000 shares of common stock held directly. The total excludes 225,000 restricted stock units that will not vest within 60 days of June 26, 2024.

(4)	Consists of 418 shares of common stock held directly. The total excludes 300,000 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024.

(5)	Consists of (i) 3,479,491 shares of common stock held of record by Fermain; (ii) 242,625 shares of common stock held of record by JGA; (iii) 16,600 shares of common stock issuable held directly; (iv) 68,172 shares of common stock issuable upon the exercise of stock options; (v) 75,000 shares of common stock issuable upon the exercise of stock options that will vest within 60 days of June 26, 2024; (vi) 16,600 shares of common stock held by Ms. Gottschalks spouse, Max Gottschalk; (vii) The total excludes 225,000 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024; and (viii) The total excludes 50,000 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024 held by Ms. Gottschalks spouse, Max Gottschalk.

(6)	Consists of 14,645 shares of common stock held directly. The total excludes 43,200 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024.

(7)	Consists of 1,600 shares of common stock held directly. The total excludes 36,000 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024.

(8)	Consists of 83 shares of common stock held directly. The total excludes 43,200 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024.

(9)	Consists of 1,600 shares of common stock held directly. The total excludes 36,000 shares of our common stock underlying stock options not exercisable within 60 days of June 26, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full board of directors (other than any interested director) for approval, and documented in the board minutes.

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years ($68,130) in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” the following is a description of all related person transactions that occurred during the fiscal year ended March 31, 2024.

Consulting Agreements with Directors

Certain directors of the Company and its subsidiaries provided consulting and advisory services to the Company, as non-employees, recognized in selling, general and administrative expenses in our consolidated financial statements contained elsewhere in this Annual Report. As of March 31, 2024, none of these expenses were unpaid. As of March 31, 2023, $22 of such expenses was unpaid and included in accrued expenses in our consolidated financial statements contained elsewhere in this Annual Report.

Below are the directors of the Company and its subsidiaries, that provided consulting and advisory services during the year.

	Years ended March 31,
	2024	2023

(Amounts in thousands)
Max Gottschalk	$181	$135
Jane Gottschalk	-	48
Tracy Barwin	121	89
Andreas Keijsers	22	48
Total	$324	$320

Max Gottschalk

We, through PMA, are party to a consulting agreement with Max Gottschalk, dated May 15, 2019, which continues until terminated in accordance with its terms, during which Mr. Gottschalk is entitled to receive fees for services rendered amounting to £8,000 per month from April 2021 to November 2022 and £12,000 per month since December 2022. These amounts are in lieu of any other cash payments Mr. Gottschalk may otherwise have been entitled to receive as a member of our board of directors.

Tracy Barwin

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

Arnhem Consulting Limited (Andre Keijsers)

We, through PMA, were party to a consulting agreement with Arnhem Consulting Limited (“Arnhem”), a company controlled by Andre Keijsers, dated February 28, 2017, pursuant to which Arnhem was entitled to receive £1,200 per month for services rendered. The consulting agreement with Mr. Keijsers was terminated in September 2023 and replaced by an independent director agreement.

Review, Approval or Ratification of Transactions with Related Parties

Our board of directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. The material facts as to the related party’s relationship or interest in the transaction are disclosed to our board of directors prior to their consideration of such transaction, and the transaction is not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approve the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.

We have adopted a written related party transactions policy that such transactions must be approved by our audit committee or another independent body of our board of directors.

Director Independence

As our common stock is currently listed for trading on the NYSE American, we have evaluated independence in accordance with the rules of the NYSE American Company Guide and the SEC with respect to each director and director nominee. Our board of directors undertook a review of the independence of its members and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon the information requested from and provided by each director concerning their background, employment, and affiliations, including family relationships, our Board has determined that each of the following non-employee directors are independent as that term is defined under the rules of the NYSE American Company Guide.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director, and the transactions involving their affiliates described in this Annual Report.

All of the members of the Audit, Nomination, and Compensation Committees are also independent.

Based on these standards, our board of directors determined Mark Buckley, Jeff Clayborne, Jane Gottschalk, and Max Gottschalk were not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table shows the fees that we paid for audit and other services provided by Weinberg & Company, P.A. and CohnReznick LLP, our independent registered public accounting firms for fiscal years ended 2024 and 2023, respectively.

Fees	2024	2023
Audit Fees	$266	$80
Audit Related Fees	37	-
Other Fees related to initial public offering	177	21
Total Fees	$480	$101

Audit Fees —This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures to oversee the external audit process and pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors or Audit Committee, as applicable, before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the financial statements attached beginning on page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Perfect Moment Ltd and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perfect Moment Ltd and Subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2024 and 2023, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred recurring losses, had a net loss and used cash in operations during the year ended March 31, 2024, and the Company had an accumulated deficit at March 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

July 1, 2024

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share per share data)

	March 31, 2024	March 31, 2023

ASSETS

Current assets:
Cash and cash equivalents	$7,910	$4,712
Accounts receivable, net	1,035	997
Inventories, net	2,230	2,262
Prepaid and other current assets	742	708
Total current assets	$11,917	$8,679

Operating lease right-of-use assets	143	297
Property and equipment, net	502	833
Other non-current assets	47	12

Total assets	$12,609	$9,821

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Trade payables	$1,584	$1,289
Accrued expenses	2,697	1,390
Trade finance facility	-	26
Convertible debt obligations	-	10,770
Operating lease liability, current	101	299
Unearned revenue	420	180

Total current liabilities	$4,802	$13,954

Long Term liabilities:
Operating lease liability, non-current	44	8
Total liabilities	$4,846	$13,962

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized: 15,653,449 and 4,824,352 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	$1	$-
Series A and Series B convertible preferred stock; $0.0001 par value; 10,000,000 share authorized: 0 and 6,513,780 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	-	1
Additional paid-in-capital	56,824	35,910
Accumulated other comprehensive (loss)/income	(85)	203
Accumulated deficit	(48,977)	(40,255)

Total stockholders’ equity (deficit)	$7,763	$(4,141)

Total liabilities and stockholders’ equity (deficit)	$12,609	$9,821

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except share and per share data)

	Year Ended March 31, 2024	Year Ended March 31, 2023

Revenue, net
Wholesale	$14,060	$14,888
Ecommerce	10,383	8,550
Total Revenue, net	24,443	23,438

Cost of goods sold	15,212	14,682
Gross profit	9,231	8,756

Operating expenses:
Selling, general and administrative expenses	12,122	12,369
Marketing and advertising expenses	4,784	5,012
Total operating expenses	16,906	17,381

Loss from operations	(7,675)	(8,625)

Other income (expense), net
Interest expense	(1,311)	(1,840)
Foreign currency transactions gains	264	39
Total other income (expense), net	(1,047)	(1,801)

Loss before income tax provision	(8,722)	(10,426)

Income tax provision	-	121

Net Loss	(8,722)	(10,305)

Other comprehensive (losses) gains
Foreign currency translation (loss) gains	(288)	303

Comprehensive loss	$(9,010)	$(10,002)

Basic and diluted loss per share	$(1.34)	$(2.16)
Basic and Diluted weighted-average number of shares outstanding	6,518,960	4,767,777

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2024 and 2023

(Amounts in thousands, except share data)

	Preference Shares							Accumulated
	Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance -March 31, 2022	5,323,782	$1	-	$-	3,749,352	$-	$26,674	$(100)	$(29,950)	$(3,375)
Stock compensation expense for employee vested options	-	-	-	-	-	-	241	-	-	241
Issuance of common stock to consultants	-	-	-	-	1,075,000	-	3,795	-	-	3,795
Issuance of preference shares for cash	-	-	1,189,998	-	-	-	5,200	-	-	5,200
Foreign currency translation adjustment	-	-	-	-	-	-	-	303	-	303
Net loss	-	-	-	-	-	-	-	-	(10,305)	(10,305)
Balance - March 31, 2023	5,323,782	$1	1,189,998	$-	4,824,352	$-	$35,910	$203	$(40,255)	$(4,141)
Stock compensation expense for employee vested RSUs and options	-	-	-	-	75,000	-	739	-	-	739
Issuance of common stock for cash	-	-	-	-	409,050	-	2,179	-	-	2,179
Sale of common stock from public offering	-	-	-	-	1,334,000	-	6,009	-	-	6,009
Issuance of common stock upon conversion of convertible debt and accrued interest	-	-	-	-	2,497,267	-	11,987	-	-	11,987
Issuance of common stock upon conversion of series A convertible stock	(5,323,782)	(1)	-	-	5,323,782	1	-	-	-	-
Issuance of common stock upon conversion of series B convertible stock	-	-	(1,189,998)	-	1,189,998	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(288)	-	(288)
Net loss	-	-	-	-	-	-	-	-	(8,722)	(8,722)
Balance – March 31, 2024	-	$-	-	$-	15,653,449	$1	$56,824	$(85)	$(48,977)	$7,763

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended
	March 31, 2024	March 31, 2023

Operating Activities:
Net loss	$(8,722)	$(10,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	547
Bad debt expense	217	80
Inventory reserve	382	374
Unrealized foreign exchange (gain) loss	(128)	334
Stock based compensation – employees	739	241
Stock based compensation – legal and consulting services	-	3,795
Amortization of stock-based marketing services	185	1,483
Amortization of convertible debt finance costs	492	941
Accrued interest	725	760
Effect of changes in assets and liabilities:
Accounts receivable	(238)	(519)
Inventories	(349)	(812)
Prepaid and other current assets	(219)	321
Operating lease right of use asset	268	184
Other non-current assets	(37)	-
Operating lease right-of-use liability	(162)	(174)
Trade payables	295	(759)
Accrued expenses	1,304	514
Unearned revenue	240	(515)
Net cash used in operating activities	(4,453)	(3,510)

Investing Activities:
Purchases of property and equipment	(211)	(249)
Net cash used by investing activities	(211)	(249)

Financing Activities:
Proceeds from initial public offering	6,009	-
Proceeds from sale of common stock	2,179	-
Proceeds from issuance of preference shares, net	-	5,200
Proceeds from convertible debt obligations, net	-	2,555
Repayment of shareholder loans	-	(565)
Proceeds from trade finance facility	1,847	4,132
Repayment of trade finance facility	(1,873)	(4,371)
Repayment of other borrowings, net	-	(21)
Net cash provided by financing activities	8,162	6,930

Effect of Exchange Rate Changes on Cash	(300)	(34)

Net change in cash	3,198	3,137

Cash - beginning of period	4,712	1,575

Cash - end of period	$7,910	$4,712

Supplemental disclosures of cash flow information:
Interest paid on borrowings and bank loans	$107	$139
Corporation tax received	$-	$121

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest to common stock	$11,987	$-
Recognition of operating lease right of use assets and lease obligations	$198	$404
Write-off of expired operating lease right-of-use assets and lease obligations	53	-
Offset of deferred offering costs to proceeds received	$1,169	$-

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

Perfect Moment Ltd., a Delaware corporation (“Perfect Moment” or “PML” and, together with its subsidiaries unless the context otherwise requires, the “Company”), is an owner and operator of a luxury fashion brand that offers ski, surf, and activewear collections under the brand name Perfect Moment. The Company’s collections are sold directly to customers through ecommerce, sales to wholesale accounts and through other sales partnerships.

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the consolidated financial position, income (loss), comprehensive income (loss), and cash flows of the Company and its wholly owned subsidiaries. The figures in the notes to the financials are presented in thousands, therefore the 000’s are removed.

Principles of consolidation

These consolidated financial statements include the accounts of Perfect Moment Ltd. and its wholly owned subsidiaries; Perfect Moment Asia Limited (“PMA”), Perfect Moment (UK) Limited (“PMUK”), Perfect Moment USA, Inc., (“PMUSA”) and Perfect Moment TM Sarl. All intercompany balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Through March 31, 2024, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering and the issuance of common stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $8,722 for the year ended March 31, 2024 and used cash in operations of $4,453 during that period. As of March 31, 2024, the Company had an accumulated deficit of $48,977.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments as a result of this uncertainty. Management’s plans to alleviate the conditions that raise substantial doubt include:

●	Taking out short-term loans and debt factoring to assist with working capital shortfalls

●	Exploring sources of long-term funding in the private markets and additional equity financing

●	Closely monitoring the collection of debts

●	Strategies and plans in place to deliver improved margins in the next financial year

The Company’s ability to continue as a going concern for 12 months from the date these Consolidated Financial Statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and to obtain additional capital financing. No assurance can be given that the Company will be successful in these efforts mentioned above.

During the year ended March 31, 2024, the Company generated net proceeds totaling $8,188 from the sale of our common stock and converted all outstanding convertible debt obligations to equity as part of our initial public offering (“IPO”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments in applying the Company’s accounting policies that affect the reported amounts and disclosures made in the consolidated financial statements and accompanying notes. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods and there are no known trends, commitments, events or uncertainties that management believe will materially affect the methodology or assumptions utilized in making these estimates and judgments in these financial statements. Significant estimates inherent in the preparation of the consolidated financial statements include reserves for uncollectible accounts receivables, realizability of inventory; customer returns; useful lives and impairments of long-lived tangible and intangible assets; realization of deferred tax assets and related uncertain tax positions; and the valuation of stock-based compensation awards. Actual results may differ from these judgements and estimates under different assumptions or conditions and any such differences may be material.

Revenue Recognition

The majority of the Company’s revenue is recognized at a point in time based on the transfer of control. In addition, the majority of the Company’s contracts do not contain variable consideration and contract modifications are minimal. The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods. Revenue is reported net of markdowns, discounts and sales taxes collected from customers on behalf of taxing authorities. Revenue is also presented net of an allowance for expected returns where contracts include the right of return.

The Company estimates returns on an ongoing basis to estimate the consideration from the customer that the Company expects to ultimately receive. Consideration in determining the Company’s estimates for returns may include agreements with customers, the Company’s return policy and historical and current trends. The Company records the returns as a reduction to net sales in its consolidated statements of operations and the recognition of a provision for returns within accrued expenses in its consolidated balance sheets and the estimated value of inventory expected to be returned as an adjustment to inventories, net. As of March 31, 2024 and 2023, the returns provision was $346 and $366, respectively.

Revenue is comprised of direct-to-consumer ecommerce revenue through the Company’s website and revenue related to wholesalers. The following table details the revenue split:

	March 31, 2024	March 31, 2023
Wholesale revenues	$14,060	$14,888
Ecommerce revenues	10,383	8,550
Total Revenues	$24,443	$23,438

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

Cost of goods sold

Cost of goods sold includes the cost of purchased merchandise, which includes:

-	acquisition and production costs including raw material and labor as applicable;

-	the cost incurred to deliver inventory to the Company’s third-party distribution centers including freight, non-refundable taxes, duty, and other landing costs;

-	the service fees of the Company’s third-party fulfillment and distribution centers; and

-	reserves for inventory.

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts and ecommerce partners. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable using the incurred loss methodology. Receivables are written off against the allowance when management believes that it is probable the amount receivable will not be recovered. Additionally, the Company records higher allowances in the first and third quarters following its peak sales seasons after the Company determines it to be probable that it will not collect the related receivables. As of March 31, 2024 and 2023, the Company had $558 and $341, respectively, in allowances for doubtful accounts. Accounts Receivable, net of allowances, as of March 31, 2024 and 2023 was $1,035 and $997, respectively.

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

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Year Ended
	March 31, 2024		March 31, 2023

Europe (excluding United Kingdom)	$7,909	32%	$7,233	31%
United States	9,935	41%	10,348	44%
United Kingdom	4,845	20%	4,269	18%
Rest of the World	1,754	7%	1,588	7%
Total Revenues	$24,443		$23,438

The long-lived assets of the Company primarily relate to property and equipment, intangible assets and operating lease right-of-use assets in the U.K. and Hong Kong. Total long-lived assets as of March 31, 2024 were $557 and $98 in the U.K. and Hong Kong, respectively. As of March 31, 2023, total long-lived assets were $1,086 in the UK and $56 in Hong Kong.

Supplier concentration

For the years ended March 31, 2024 and 2023, the largest single supplier of manufactured goods, Everich Garments Group Ltd., produced 75% and 72%, respectively, of the Company’s products. For the years ended March 31, 2024 and 2023, the largest fabric supplier, Toray International Inc., supplied 79% and 70%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

For the twelve months ended March 31, 2024, we had one customer that accounted for approximately 13% or $3,168 of total revenues individually and in aggregate. There was no accounts receivable balance for this customer as of March 31, 2024. The Company has ended its wholesale relationship with this customer as part of a broader strategy to enhance our relationships with our entire customer base.

For the twelve months ended March 31, 2023, we had one customer that accounted for approximately 12% or $2,786 of total revenues individually and in aggregate. The related accounts receivable balance for this customer was approximately $41 as of March 31, 2023.

Accounts receivable

For the twelve months ended March 31, 2024, we had two customers that accounted for approximately 27% of total accounts receivable. For the twelve months ended March 31, 2023, we had one customer that accounted for approximately 18% of total accounts receivable.

Accounts payable

On March 31, 2024, the three largest accounts payable accounts to our vendors represented 15%, 7% and 6%, respectively. On March 31, 2023, the three largest accounts payable accounts to our vendors represented 56%, 5% and 3%, respectively.

Property and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Cost consists of purchase price, conversion cost and estimated cost of dismantling and restoration. Expenditure such as repairs and maintenance, overhaul costs and borrowing costs are normally charged to profit or loss when they are incurred. Expenditures resulting in increases in the future economic benefits of the property, plant and equipment are capitalized.

Software & Website Development costs are for applications and software with respect to operating our business. For such projects, planning cost and other costs related to the preliminary project stage, as well as costs incurred for post-implementation activities, are expensed as incurred. We capitalize costs incurred during the application development phase only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the application development phase include fees incurred with third parties for consulting, programming and other development activities performed to complete the software or website. We amortize the assets on a straight-line basis over an estimated useful life of three years. If we identify any software or website to be abandoned, the cost less the accumulated amortization, if any, is recorded as amortization expense.

The residual values and useful lives of the property, plant and equipment are reviewed when there are indications that the residual value or useful life of an asset has significantly changed following the end of the previous reporting period. If necessary, the residual value, depreciation method or useful life of that asset is amended prospectively to reflect the new expectation. The following estimated useful lives are used for the depreciation of property, plant and equipment:

	Useful Life	Method
Furniture and Fixtures	5 years	Straight-line
Office Equipment	3-5 years	Straight-line
Leasehold Improvements	5 years	Straight-line
Software & Website Development	3 years	Straight-line
Computer Equipment	3 years	Straight-line

Leases

At lease commencement, which is generally when the Company takes possession of the asset, the Company records a lease liability and corresponding right-of-use asset. Lease liabilities represent the present value of minimum lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the lease liability is determined using the Company’s incremental borrowing rate as of lease commencement. Minimum lease payments include base rent, fixed escalation of rental payments, and rental payments that are adjusted periodically depending on a rate or index. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset, such as common area maintenance.

Right-of-use assets represent the right to control the use of the leased asset during the lease and are initially recognized in an amount equal to the lease liability. In addition, prepaid rent, initial direct costs, and adjustments for lease incentives are components of the right-of-use asset. Over the lease term, the lease expense is amortized on a straight-line basis beginning on the lease commencement date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, and the lease expense is recognized on a straight-line basis over the lease term. As of March 31, 2024 and March 31, 2023, the Company has four property leases, which are all accounted for as operating leases under ASC 842. Short-term leases are accounted for under the short-term lease practical expedient of ASC 842.

Long-Lived Assets

Long-lived assets held for use, including intangible assets with finite lives, right-of-use assets and property, plant and equipment, are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated undiscounted future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined. No impairment of long-lived assets was required for the years ended March 31, 2024 and 2023.

Income Taxes

The Company follows the liability method with respect to accounting for income taxes. Deferred income tax assets and liabilities are determined based on the temporary differences between the carrying amounts and the tax bases of assets and liabilities, and for tax losses, tax credit carryforwards, and other tax attributes. Deferred income tax assets and liabilities are measured using enacted tax rates, for the appropriate tax jurisdiction, which are expected to be in effect when these differences are anticipated to reverse.

Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The evaluation as to the likelihood of realizing the benefit of a deferred income tax asset is based on the timing of scheduled reversals of deferred tax liabilities, taxable income forecasts, and tax-planning strategies. The recognition of a deferred income tax asset is based upon several assumptions and forecasts, including current and anticipated taxable income, the utilization of previously unrealized non-operating loss carryforwards, and regulatory reviews of tax filings.

The Company evaluates its tax filing positions and recognizes tax benefits that are considered more likely than not to be sustained upon examination by the relevant taxing authorities based on the technical merits of the position. This determination requires the use of significant judgment. Income tax expense is adjusted in the period in which an uncertain tax position is effectively settled, the statute of limitations expires, facts or circumstances change, tax laws change, or new information becomes available. The Company’s policy is to recognize interest expense and penalties related to income tax matters separately as an income or expense item.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold or marketing and advertising expenses. The Company’s selling, general and administrative expenses include personnel costs, sales commissions, recruitment fees, legal and professional fees, information technology, accounting, travel and lodging, occupancy costs and depreciation and amortization.

Foreign currency

Foreign currency transactions denominated in a currency other than an entity’s functional currency are remeasured into the functional currency using the spot rate at the date of the transaction with any resulting gains and losses recognized in operating expenses except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature, which are recorded as a foreign currency translation adjustment in other comprehensive income or loss

The functional currency for each entity included in these Consolidated Financial Statements that is domiciled outside of the United States is generally the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated on a monthly basis using the average rate for that month as a close approximation. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in other comprehensive income or loss, which is a component of accumulated other comprehensive income or loss included in stockholders’ equity (deficit).

Stock-based compensation

The Company accounts for equity based awards based on ASC 505 and 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period.

The Company measures fair value as of the grant date for options and warrants using the Black Scholes option pricing model and for common share awards using a weighted average of the Black Scholes method and probability-weighted expected return method (PWERM).

The inputs into the Black Scholes option pricing model are subjective and generally require significant judgment. The fair value of the shares of common and preferred stock has historically been determined by the Company’s management with the assistance of third-party specialists as there was no public market for the common stock. The fair value is obtained by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of preferred stock to unrelated third parties, projected operating and financial performance, the lack of liquidity of common and preferred stock and general and industry specific economic outlook, amongst other factors. The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company’s stock option exercise history does not provide a reasonable basis upon which to estimate expected term. Because the Company was privately held for a portion of the periods covered by these financial statements and historically did not have an active trading market for its common and preferred stock for a sufficient period of time, the expected volatility was estimated based on the average volatility for comparable publicly traded companies, over a period equal to the expected term of the stock option grants. The Company listing on NYSE American on February 8, 2024 and now uses the closing price on the day of grant to determine FMV and for the stock options issued in Q4 2024 the company used the average of five similar companies based by one or all the following factors to determine volatility: industry, revenue, market capitalization. The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

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

Potentially dilutive stock options and securities as presented in the table below were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive. As the Company incurred losses in the years ended March 31, 2024 and 2023, basic and diluted weighted-average shares are the same in the loss per share calculation, in accordance with ASC 260-10-45-20.

	March 31, 2024	March 31, 2023
Options to acquire common stock	1,108,356	299,957
Restricted stock units to acquire stock	225,000	-
Warrants to acquire common stock	66,700	-
Series A convertible preferred stock	-	5,323,782
Series B convertible preferred stock	-	1,189,998
Convertible debt financing	-	2,815,463
	1,400,056	9,629,200

On February 12, 2024, all outstanding shares of our Series A and Series B convertible preferred stock were automatically converted into 5,323,782 and 1,189,998 shares of common stock, respectively, in connection with the closing of the initial public offering. The $10,002 in principal amount plus accrued interest in the amount of $1,985 automatically converted into Company common stock, at 80% of the initial public offering price into an aggregate of 2,497,267 shares of common stock (see note 11).

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC 820 and ASC 825 for disclosure and measurement of the fair value of its financial instruments. FASB ASC 820 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying values of capital lease obligations and debt obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Reclassifications

The Company has reclassified broker commission costs amounting to $687 previously classified as cost of sales for the year ended March 31, 2023 to selling, general and administrative expenses to conform to current year presentation.

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

In March 2023, the Financial Accounting Standards Board (“FASB”) ) issued ASU 2024-01 to amend the guidance in Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation (Topic 718). Some entities compensate employees or other service providers by granting profits interest awards, which generally give the grantee an opportunity to participate in future profits and/or equity appreciation of the entity but do not give them rights to existing net assets of the entity.  ASU 2024-01 adds an example showing how to apply the scope guidance in ASC 718 to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not currently anticipate that the guidance will have a material impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

ASUs recently issued but not listed above were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position or results of operations.

3. INVENTORIES

Inventories are initially measured at cost and subsequently measured at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The following table details the primary categories for the periods presented.

	March 31, 2024	March 31, 2023
	$’000	$’000
Finished goods	$2,680	$2,685
Raw materials	721	585
Goods in transit	14	-
Finished goods on consignment	205	-
Total inventories	3,620	3,270
Inventory reserve	(1,390)	(1,008)
Total inventories, net	$2,230	$2,262

Third-party services are used to warehouse and distribute inventory. Per the terms of one third-party service contract, a lien may be placed on the Company’s inventory if the Company fails to make a payment for services within 30 days from the date the third-party supplier notifies the Company of an outstanding payment.

4. PREPAID AND OTHER CURRENT ASSETS

Amounts recorded in prepaid and other current assets are expected to be realized within one year. The following table describes the major items for the periods presented.

	March 31, 2024	March 31, 2023
	$’000	$’000
Deposits and prepayments	436	150
Prepaid marketing costs	-	185
Other receivables	306	373
Total	742	708

Prepaid marketing costs relate to the provision of marketing services to be provided over an 18-month service period by two non-employees.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	March 31, 2023
	$’000	$’000
Furniture and Fixtures	$177	$177
Office Equipment	57	52
Leasehold Improvements	29	29
Software and Website Development	1,886	1,676
Computer Equipment	121	91
Property and equipment, gross	2,270	2,025
Accumulated depreciation	(1,768)	(1,192)
Property and equipment, net	$502	$833

Depreciation expense related to property, plant and equipment was $555 million and $547 million in the years ended March 31, 2024 and 2023, respectively.

6. LEASES

The Company has obligations under operating leases for its offices. As of March 31, 2024 and 2023, the lease terms of the various leases are less than 24 months. The majority of the Company’s leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.

The following table details the Company’s net lease expense. The variable lease expenses disclosed below include contingent rent payments and other non-fixed lease related costs, including common area maintenance, property taxes, and landlord’s insurance.

	Years Ended
Lease expense	March 31, 2024	March 31, 2023
	$’000	$’000
Net lease expense:
Operating lease expense	$299	$210
Total lease expense	$299	$210

Weighted-average remaining lease term - Years	1.53	0.96
Weighted-average discount rate	5%	9%

Balance sheet classification	March 31, 2024	March 31, 2023
	$’000	$’000
Right-of-use assets	$143	$297

Current lease liabilities	$101	$299
Non-current lease liabilities	44	8
	$145	$307

Maturity of lease liabilities	March 31, 2024	March 31, 2023
	$’000	$’000
Within one year	$109	$318
Within one to two years	45	9
Total lease payments	154	327
Discount rate	(9)	(20)
Present value of lease liabilities	$145	$307

7. ACCRUED EXPENSES

	March 31, 2024	March 31, 2023
	$’000	$’000
Accrued expenses	$1,002	$606
Returns provision	298	366
Accrued import duties	294	-
Merchant credit	63	61
Indirect taxes	1,040	357
Total	$2,697	$1,390

The returns provisions are comprised of returns due from both wholesale and partner customers and direct-to-consumer customers.

8. TRADE FINANCE FACILITY

	March 31, 2024	March 31, 2023
	$’000	$’000
Trade finance facility	$-	$26
Total	$-	$26

The Company, through PMA, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of March 31, 2024 and March 31, 2023, the outstanding balance under the trade finance facility was $0 and $26, respectively, and the Company had an available trade finance facility of $5.0 million. As of March 31, 2024, there were no outstanding pledged letters of credit by HSBC. The trade finance facility does not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the company has 120 days credit on the loan before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%. The trade finance facility was originally secured by a standby documentary credit for $1.0 million from UBS Switzerland AG and a personal guarantee to the value of $4.0 million from the Chairman of our board of directors, Max Gottschalk, and a $3,150 corporate guarantee from Perfect Moment (UK) Limited. The UBS standby documentary credit expired on April 30, 2023 and the facility was then secured by charge over cash deposits equal to the amount of the facility used at any given moment in time in addition to the aforementioned personal and corporate guarantees. On May 31, 2023, the UBS standby documentary credit was reinstated for $1.0 million, which standby documentary credit was secured by a guarantee from Joachim Gottschalk & Associates, Ltd. (“JGA”). The UBS standby documentary credit was extended on November 26, 2023 through January 26, 2024 at a 10% interest rate. The JGA guarantee is in addition to the $4.0 million personal guarantee of the trade finance facility by Mr. Gottschalk. The UBS standby documentary credit was not extended and the $3,150 corporate guarantee from Perfect Moment (UK) Limited was replaced with a $2,000 corporate guarantee from Perfect Moment, Limited. The JGA guarantee accrued interest between 8% and 10% per annum, payable by the Company. The Company utilized $1,847 of borrowings under the facility, all of which was repaid by March 31, 2024. The trade finance facility is also secured by a guarantee by Perfect Moment Ltd. in the amount of $2.0 million.

The interest paid on the JGA personal guarantee for the years ended March 31, 2024 and 2023 was $56 and $33, respectively.

9. CONVERTIBLE DEBT OBLIGATIONS

	December 31, 2023	March 31, 2023
	$’000	$’000
Convertible debt	$-	$11,262
Unamortized debt discount	-	(492)
Total Convertible debt obligations	$-	$10,770

In March 2021, the Company entered into an arrangement whereby the Company completed convertible debt financing (“2021 Debt Financing”), from 47 investors, for gross proceeds of $6,000, less $841 of debt issuance costs, at an 8% interest rate to provide working capital for its operations. Between April and July 2022, the Company received further convertible debt financing (“2022 Debt Financing”) from 47 investors with gross proceeds of $4,000, less $531 of debt issuance costs, that rank pari passu to the 2021 Debt Financing at an 8% interest rate. The debt issuance costs were amortized over the life of the convertible debt. The Company’s convertible debt obligations are secured by a security interest over the assets of Perfect Moment Ltd. and its subsidiaries.

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

As of March 31, 2023, the convertible debt obligations comprised gross proceeds of 10,002 and accrued interest of $1,260. On February 12, 2024, $10,002 in principal amount plus accrued interest in the amount of $1,985 automatically converted into the Company’s common stock, at 80% of the initial public offering price into an aggregate of 2,497,267 shares of common stock (see note 10).

The unamortized debt discount is the related arrangement fees that are being amortized against the convertible debt obligations on the consolidated balance sheets. As of March 31, 2023, the balance of unamortized debt discount was $492. Upon closing of the IPO in February 2024, the unamortized balance of debt discount of $492 was charged to interest expense.

10. COMMON STOCK

Common stock

The following were Common Stock transactions during the year ended March 31, 2024:

Sale of common stock from private placement

During May to August 2023, the Company issued 409,050 shares of common stock at a par value of $0.0001 and a purchase price of $6.00 per share. The total net proceeds were $2,179, net of broker fees and expenses. The holders of the common stock shall be entitled to cast one vote for each share held at all stockholder meetings and have no right to subscribe to or purchase any new or additional issue of shares.

Shares and Warrants Issued as Part of the Company’s Underwritten Public Offering

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

On February 12, 2024, the Company consummated the IPO and issued 1,334,000 shares of Common Stock for aggregate net proceeds of approximately $6,009, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the proceeds for general corporate purposes, including working capital, sales and marketing activities and general and administrative matters. Concurrently with the closing of the IPO, the Company also issued warrants to purchase up to 66,700 shares of Common Stock to the Representative and its designees, at an exercise price of $7.50 per share (the “Underwriter Warrants”). The Underwriter Warrants are exercisable beginning on August 5, 2024, and expire on February 7, 2029.

The following were Common Stock transactions during the year ended March 31, 2023:

Shares issued for services

During 2021, the Company engaged several consultants to provide services relating to the IPO who were compensated with common stock awards. The shares subject to clawback provisions remain unvested until the related performance condition is met. If clawback features are triggered, the unvested shares will be returned to the Company.

In January and March 2021, 2,000,000 shares of common stock with a total fair value of $7,000 were issued to certain non-employees in exchange for consulting and advisory services to be performed relating to the 2021 share exchange and the 2021 convertible debt financing, of which 50% were subject to clawback contingent upon an IPO. As services were relating to, and contingent upon execution of an IPO, no expense was recognized for the shares subject to clawback, until occurrence of an IPO. During the year ending March 31, 2023, the consultants performed additional services and the Company agreed to remove the clawback provision and the $3,500 fair value for the remaining 1,000,000 shares of common stock was recognized within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss during the year ending March 31, 2023. No further shares were issuable under these agreements.

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

In relation to the above consulting and advisory services, the Company had granted rights to six holders of our common stock, to be issued additional shares of our common stock if the IPO price per share was less than $5.00, as adjusted for any stock split or combination prior to the IPO, or if we sold our equity securities before the closing of the IPO at the purchase price per share or conversion price per share that is less than $5.00, as adjusted for any stock split or combination prior to the IPO. Since the IPO price was greater than $5.00, this provision was not triggered.

The Company issued a total 1,075,000 and charged APIC $3,795 related to services rendered during the year ended March 31, 2023.

11. PREFERRED STOCK

Series A Preferred Stock

On March 15, 2021, PMA, the former parent entity, engaged in a share for share exchange with the Company, thereby creating the Company as the ultimate parent company. As part of the share for share exchange, existing PMA stockholders’ equity was exchanged for an equivalent amount of share capital in the Company in the form of common stock and preferred stock. As a result of the transaction, 5,323,782 shares of Series A Convertible Preferred Stock (“Series A Stock”) with a $0.0001 par value were issued to existing PMA shareholders for nil consideration. The Series A Stock could be voluntarily converted into shares of common stock at the request of the Series A stockholder by providing written notice. The Series A Stock was also subject to mandatory conversion into common stock upon either an IPO or by vote or written consent of at least 66 2/3% holders of the outstanding shares of the Series A Stock. The conversion was at a rate of one share of Series A Stock for one share of common stock without payment of additional consideration. The holders of Series A Stock were entitled to receive dividends as if the conversion to common stock had taken place, if and when dividends are declared. Such dividends take preference to dividends paid on shares of common stock and are non-cumulative. The holders of the Series A Stock were entitled to vote based on the equal number of whole shares of common stock into which the shares of Series A Stock are convertible as of the date of the vote. The Series A Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company or deemed liquidation event ranked senior to both the common stock and any other class of stock which specifically ranks junior to the Series A Stock.

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

On February 12, 2024, all outstanding shares of our Series B convertible preferred stock were automatically converted into 1,189,998 shares of common stock in connection with the closing of the initial public offering (see note 11).

12. RESTRICTED STOCK UNITS

Restricted Stock Units

A summary of restricted stock unit activity for the years ended March 31, 2024 and 2023 are presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Non-vested at March 31, 2023	-	$-	$-
Granted	300,000	1,230	4.10
Vested/deemed vested	(75,000)	(429)	4.10
Forfeited	-	-	-
Non-vested at March 31, 2024	225,000	$801	$4.10

During the year ended March 31, 2024, the Company granted 300,000 shares of its restricted stock to an employee. The Restricted Stock Units vest equally over four years, starting on the contractual start date of November 7, 2022. These Restricted Stock Units were valued based on market value of the Company’s stock price at the respective date of grant and had aggregate fair value of $1,230,000, which is being amortized as stock compensation expense over its vesting term. During the year ended March 31, 2024, 75,000 shares with a fair value of $429 vested during the period.

13. STOCK OPTIONS

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2021 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of the Company or any parent or subsidiary of the Company, and to promote the success of the Company’s business. The Company has 2,527,944 shares available to issue from the 2021 plan as of March 31, 2024. The Company has historically granted stock options to non-employees in exchange for the provision of services, both under the 2021 Plan and outside of the 2021 Plan.

A summary of option activity for the years ended March 31, 2024 and 2023 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2022	545,378	$1.32	3.2	$1,190
Granted	136,344	0.01	-	-
Forfeited	(381,766)	(0.63)	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2023	299,956	1.60	1.94	1,320
Granted	808,400	4.10	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2024	1,108,356	$3.42	3.42	$595

Vested March 31, 2024	387,784	$2.19		$594

Exercisable at March 31, 2024	366,898	$2.08		$594

During the year ended March 31, 2023, the Company granted stock options to an employee to purchase 136,344 shares of Common Stock for services rendered. The options have an exercise price of $0.01 per share, expire in five years, vesting 20% on July 1, 2022 and then equally over four years from July 1, 2022. The total fair value of these options at grant date was approximately $200 using a third-party valuation.

During the year ended March 31, 2024, the Company granted stock options to employees and the Board of Directors to purchase a total 808,400 shares of Common Stock for services rendered. The options have an exercise price of $4.10 per share, expire between five and ten years, vesting equally over four years from various dates. The total fair value of these options at grant date was approximately $3,039 using the Black-Scholes Option Pricing model.

The total stock compensation expense recognized related to vesting of stock options for the years ended March 31, 2024 and March 31, 2023 amounted to $310 and $241, respectively. As of March 31, 2024 the total unrecognized stock-based compensation was $2,527, which is expected to be recognized as part of operating expense through January 2028.

At March 31, 2024, the intrinsic value of the outstanding options under the 2021 Plan was $595.

The fair value of the share option awards was estimated using the Black-Scholes method and probability-weighted expected return method (PWERM) based on the following weighted-average assumptions:

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023

Expected life in years	5.0 and 10.0	3.5
Stock price volatility	129.1%	40%-45%
Risk free interest rate	1.74-1.81%	0.37%-0.49%
Expected dividends	0%	0%
Forfeiture rate	25.7%	0%

14. STOCK WARRANTS

A summary of warrant activity for the years ended March 31, 2024 and 2023 are presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2023	-	-	-	-
Granted	66,700	7.50	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2024, all vested	66,700	$7.50	4.87	$-

On February 12, 2024, the Company granted warrants to purchase a total of 66,700 shares of Common Stock as part of a public offering, which remain outstanding as of March 31, 2024. The warrants are exercisable at an average price of $7.50 per share and will expire on February 12, 2029. See Note 11, Common Stock, for additional information.

As of March 31, 2024 the outstanding warrants had no intrinsic value.

15. INCOME TAXES

Income tax (benefit) expense

Components of income tax (benefit) expense were as follows:

	Years Ended
	March 31, 2024	March 31, 2023
	$’000	$’000

Current	$-	$(121)
Deferred	-	-
Total income tax (benefit) expense	$-	$(121)

Reconciliation

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to our income tax (benefit) expense is as follows:

	March 31, 2024	March 31, 2023
	$’000	$’000

Loss before income tax at 21% rate	$(1,831)	$(2,189)
Change in valuation allowance	1,211	2,097
Foreign tax differential	102	55
Other permanent items	518	37
R&D tax credit	-	(121)
Income tax (benefit) expense	$-	$(121)

The Company’s effective tax rate for the years ended March 31, 2024 and 2023 differed from the applicable federal statutory rate of 21.0% primarily due to the impact of the valuation allowance on the Company’s deferred tax assets, as disclosed below.

Deferred tax assets and liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	March 31, 2024	March 31, 2023
	$’000	$’000
Deferred tax liabilities:
Fixed and intangible assets	$113	$101
Inventory	-	-
Total deferred tax liabilities	113	101
Deferred tax assets:
Tax loss carryforward	7,312	6,352
Stock compensation expense	535	197
IPO expenses	163	-
Valuation allowance	(7,897)	(6,448)
Total deferred tax assets	113	101
Deferred tax assets, net	$-	$-

Income tax payments and refunds

During the year ended March 31, 2023, the Company received a tax repayment of $121, in respect to research and development tax credits. During the years ended March 31, 2024 and 2023, the Company did not make any income tax payments.

Valuation allowance

During the years ended March 31, 2024 and 2023, the Company recorded an increase in the valuation allowance of $1,449 and $1,935, respectively, related to federal deferred tax assets. Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax bases of assets and liabilities expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible. In assessing the need for a valuation allowance on deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.

Throughout the year ended March 31, 2024, the Company has been assessing the realizability of its deferred tax assets by considering positive factors such as the next three years’ profit projection making it more likely than not that the Company will be able to recognize a deferred tax asset on losses. Based upon historical performance of the Company, a valuation allowance of 100% was recorded as there is currently no significant evidence to indicate realizability of deferred tax assets. During 2024, the Company recorded a valuation allowance of 100% of UK and Hong Kong losses. As of March 31, 2024 and 2023, the Company’s valuation allowance was $7,897 and $6,448, respectively.

16. FOREIGN CURRENCY TRANSLATION

We report all currency amounts in USD. The Company’s subsidiaries in UK, Hong Kong and Switzerland maintain their books and records in their functional currencies, which are GBP, HKD and CHF, respectively.

When consolidating the subsidiaries with non-USD functional currencies, we translate the amounts of assets and liabilities into USD using the exchange rate on the balance sheet date, and the amounts of revenue and expense are translated at the average exchange rate prevailing during the period. The gains and losses resulting from translation of financial statement amounts into USD are recorded as a separate component of accumulated other comprehensive loss within Stockholders’ equity (deficit).

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Year end exchange rate:	March 31, 2024	March 31, 2023

GBP:USD	1.26254	1.23682
HKD:USD	0.12778	0.12739
CHF:USD	1.10871	1.09521

	Years Ended
Average exchange rate:	March 31, 2024	March 31, 2023

GBP:USD	1.27055	1.20549
HKD:USD	0.12782	0.12756
CHF:USD	1.12514	1.04924

The following table, reported in USD, disaggregates our cash balances by currency denomination:

Cash denominated in:	March 31, 2024	March 31, 2023
	$’000	$’000

USD	$7,187	$3,325
GBP	598	447
HKD	27	21
CHF	14	18
EUR	84	895
CNY	-	6
	$7,910	$4,712

Our cash primarily consists of funds held in bank accounts and third party payment platforms.

Cash held by Chase	$6,180	$-
Cash held by HSBC	1,637	4,405
Cash held by other banks	45	66
Cash held by third party payment platforms	46	239
Petty cash	2	2
	$7,910	$4,712

The Company maintains the majority of cash at HSBC where the balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, the cash balances may exceed the FDIC-insured limit. As of March 31, 2024, we do not believe we have any significant concentrations of credit risk due to the strong credit rating of HSBC and the cash balance is expected to be utilized within 6 months to fund working capital requirements. The cash held by other banks is within the FDIC insured amount and cash held by third party payment platforms are short term timing balances.

17. COMMITMENTS AND CONTINGENCIES

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

On December 20, 2023, Aspen Skiing Company, LLC filed a complaint against the Company in the United States District Court for the District of Colorado, alleging, among other things, trademark infringement, false association, false endorsement, unfair competition and deceptive trade practices by the Company. Management has determined, after the advice of legal counsel, that the claims and actions related to such complaint are not expected to have a material adverse effect on our financial condition because management believes that the lawsuit will not succeed on the merits and the risk of any material loss is remote. The claims relate to the Company’s social media posts of models and influencers in ski gondolas on the mountain owned by Aspen Skiing Company and now discontinued limited edition clothing sold by the Company that included images, which were licensed by the Company from a photographer, of a skier’s rest area in Aspen that Aspen Skiing Company calls the “AspenX Beach Club.” The complaint seeks injunctive relief, but no motion for injunctive relief has been filed in the suit. The complaint also seeks delivery of all infringing material to Aspen Skiing Company and an award of the Company’s profits and Aspen Skiing Company’s damages in an amount to be determined at trial, costs incurred by Aspen Skiing Company in the action, their attorney’s fees and treble damages. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such ordinary, routine litigation will not have a material adverse impact on our financial position, liquidity, or results of operations.

Capital commitments - The Company had no purchase obligations as of March 31, 2024, related to purchase orders to factories for the manufacture of finished goods. All future obligations are to be financed by HSBC letters of credit and comprise the balance held as restricted cash on the consolidated balance sheets.

18. RELATED PARTY TRANSACTIONS

Consulting Agreements with Directors

Certain directors of the Company and its subsidiaries, provided consulting and advisory services for the Company which are included in the selling, general and administrative expenses in the accompanying consolidated statement of operations for the years then ended. As of March 31, 2024 and 2023, $0 and $22 was unpaid, respectively, which was included in accrued expenses as of the years then ended. Below are the directors of the Company that provided the consulting and advisory services:

	Years Ended
	March 31, 2024	March 31, 2023
	$’000	$’000

(A) Max Gottschalk (director of the Company)	181	135
(B) Jane Gottschalk (director of the Company)	-	48
(C) Tracy Barwin (director of the Company)	121	89
(D) Andreas Keijsers (director of a subsidiary)	22	48
	324	320

(A)	We, through PMA, are party to a consulting agreement with Max Gottschalk, dated May 15, 2019, which continues until terminated in accordance with its terms, during which Mr. Gottschalk is entitled to receive fees for services rendered amounting to £8,000 per month from April 2021 to November 2022 and £12,000 per month since December 2022. These amounts are in lieu of any other cash payments or equity awards Mr. Gottschalk may otherwise have been entitled to receive as a member of our board of directors.

(B)	We, through PMA, were party to a consulting agreement with Jane Gottschalk, dated April 30, 2018, pursuant to which Ms. Gottschalk was entitled to receive £8,000 per month since April 1, 2019, for services rendered. These amounts are in lieu of any other cash payments or equity awards Ms. Gottschalk may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement was terminated effective September 1, 2022, after which Ms. Gottschalk became an employee of PMUK.

(C)	We were party to a consulting agreement with Tracy Barwin, dated November 18, 2022, pursuant to which Ms. Barwin was entitled to receive £1,500 per day for services rendered with a minimum commitment of two days per month. These amounts were in lieu of any other cash payments or equity awards Ms. Barwin may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement with Ms. Barwin was terminated in October 2023 and replaced by an independent director agreement.

(D)	We, through PMA, were party to a consulting agreement with Arnhem Consulting Limited (“Arnhem”), a company controlled by Andre Keijsers, dated February 28, 2017, pursuant to which Arnhem was entitled to receive £1,200 per month for services rendered. The consulting agreement was terminated in September 2023 as a result of Mr. Keijsers becoming a director of the Company.

Other

The Company has engaged Deliberate Software Limited (“Deliberate”) as a supplier for IT services amounting to $383 and $321 for the years ended March 31, 2024 and 2023, respectively, recognized within selling, general and administrative expenses. As of March 31, 2024 and 2023, $90 and $14 were unpaid and included in trade payables, respectively. A director of Deliberate is an immediate family member of Negin Yeganegy, the former Chief Executive Officer and director of PML during the year ended March 31, 2023. As of March 31, 2023, Deliberate held 100,351 shares of Series A preferred stock which were converted into 100,351 shares of common stock in connection with the closing of the initial public offering on February 12, 2024.

On June 29, 2022, the Company entered into a short-term loan of $202 from Sprk Capital Limited at an interest rate of 16% that was repayable by December 31, 2022. The principal loan plus interest was repaid in February 2023. Interest expense during the year ended March 31, 2023 was $22. A director of Sprk Capital Limited, Simon Nicholas Champ, is a shareholder of the Company. As of March 31, 2023, Simon Nicholas Champ held 19,570 shares of Series A preferred stock which were converted into 19,570 shares of common stock in connection with the closing of the initial public offering on February 12, 2024.

On June 26, 2023, our HSBC trade finance facility became secured by a standby documentary credit for $1,000 from UBS Switzerland AG, which standby documentary credit is secured by a guarantee from JGA. The JGA guarantee accrues interest of 8% per annum, payable by the Company. The UBS standby documentary credit expired on November 26, 2023 and was renewed through January 26, 2024. Upon renewal, the interest accrual increased to 10% per annum. The interest charged for the year ended March 31, 2024 was $56. Such JGA guarantee is in addition to the $4,000 personal guarantee of the trade finance facility by Mr. Gottschalk, described below.

The Chairman of our board of directors, Max Gottschalk, has provided a $4,000 personal guarantee for all monies, obligations and liabilities owing by PMA to HSBC, the Company’s principal banking facility provider. The guarantee is a pay-on-demand guarantee securing the Company’s obligations under the HSBC facility, including interest and bank costs, fees and expenses, up to $4,000.

19. SUBSEQUENT EVENTS

Employee Stock Plans

On June 18, 2024, the Company granted stock options to employees to purchase a total of 508,194 shares of Common Stock for services rendered and to be rendered. The options have an exercise price of $2.40 per share, expire in ten years, vesting in equal installments over four years from grant date, employment date, or the date the award was originally approved, but not granted. All the options were approved previously, but not issued to ensure compliance with UK statutory law. Our board re-approved the grants on June 18, 2024.

INDEX TO EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated February 7, 2024, by and between the Company and ThinkEquity LLC	8-K	001-41930	1.1	February 13, 2024

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024

3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024

4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023

4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024

10.1+	Employment Agreement between Perfect Moment Ltd. and Jeff Clayborne	S-1	333-274913	10.2	November 6, 2023

10.2+	Amendment No. 1 to Employment Agreement between Perfect Moment Ltd. and Jeff Clayborne	S-1	333-274913	10.3	January 22, 2024

10.3+	Independent Director Agreement between Perfect Moment Ltd. and Andre Keijsers	S-1	333-274913	10.20	January 18, 2024

10.4+	Independent Director Agreement between Perfect Moment Ltd. and Berndt Hauptkorn	S-1	333-274913	10.21	January 18, 2024

10.5+	Independent Director Agreement between Perfect Moment Ltd. and Tracy Barwin	S-1	333-274913	10.22	January 18, 2024

10.6+	Form of Indemnification Agreement for Directors and Officers	S-1	333-274913	10.21	November 6, 2023

10.7	Guarantee Agreement between Perfect Moment Asia Limited and J. Gottschalk & Associates	S-1	333-274913	10.37	November 6, 2023

10.8	Amendment to UBS Switzerland AG Standby Documentary Credit	S-1	333-274913	10.40	December 1, 2023

23.1	Consent of Weinberg & Company, P.A.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Perfect Moment Ltd. Clawback Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith.

77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECT MOMENT LTD.

Date: July 1, 2024	By:	/s/ Mark Buckley
Mark Buckley
Chief Executive Officer, Director (Principal Executive Officer)

Date: July 1, 2024	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 1, 2024	By:	/s/ Mark Buckley
Mark Buckley
Chief Executive Officer, Director (Principal Executive Officer)

Date: July 1, 2024	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 1, 2024	By:	/s/ Andre Keijsers
Andre Keijsers
Director

Date: July 1, 2024	By:	/s/ Berndt Hauptkorn
Berndt Hauptkorn
Director

Date: July 1, 2024	By:	/s/ Jane Gottschalk
Jane Gottschalk
Director

Date: July 1, 2024	By:	/s/ Matt Gottschalk
Jane Gottschalk
Director

Date: July 1, 2024	By:	/s/ Tracy Barwin
Tracy Barwin
Director

Date: July 1, 2024	By:	/s/ Tim Nixdorff
Tim Nixdorff
Director

78