Form 10-Q
period 2024-06-30
Perfect Moment Ltd.
filed 2024-08-14
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024 there were 15,713,690 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2024	March 31, 2024
	unaudited
Assets
Current assets:
Cash and cash equivalents	$1,102	$7,910
Restricted cash	2,850	-
Accounts receivable, net	307	1,035
Inventories, net	2,018	2,230
Prepaid and other current assets	2,386	742
Total current assets	8,663	11,917
Non-current assets:
Property and equipment, net	461	502
Operating lease right-of-use asset	119	143
Other non-current assets	46	47
Total non-current assets	626	692
Total Assets	$9,289	$12,609

Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	$1,567	$1,584
Accrued expenses	1,839	2,697
Operating lease obligations, current portion	93	101
Unearned revenue	1,031	420
Total current liabilities	4,530	4,802
Non-current liabilities:
Operating lease obligations, long-term portion	28	44
Total non-current liabilities	28	44
Total Liabilities	4,558	4,846

Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized; 15,653,449 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	1	1
Additional paid-in capital	57,194	56,824
Accumulated other comprehensive loss	(99)	(85)
Accumulated deficit	(52,365)	(48,977)
Total shareholders’ equity	4,731	7,763
Total Liabilities and Shareholders’ Equity	$9,289	$12,609

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Revenues:
Wholesale	$52	$31
Ecommerce	922	957
Total Revenue	974	988
Cost of goods sold	618	506
Gross Profit	356	482
Operating Expenses:
Selling, general and administrative expenses	3,298	2,482
Marketing and advertising expenses	453	709
Total operating expenses	3,751	3,191
Loss from operations	(3,395)	(2,709)

Other income (expense), net
Interest expense	(5)	(374)
Foreign currency transaction gains	12	410
Total other income (expense), net	7	36

Net loss	(3,388)	(2,673)

Other comprehensive gains/(losses)
Foreign currency translation (losses)/gains	(14)	(388)

Comprehensive loss	$(3,402)	$(3,061)

Net loss per share to common stockholders - basic and diluted	$(0.22)	$(0.55)
Weighted average number of common shares outstanding – basic and diluted	15,653,449	4,854,061

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Amounts in thousands, except share data)

(Unaudited)

	Preference Shares							Accumulated		Total
	Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance - March 31, 2023	5,323,782	$1	1,189,998	$-	4,824,352	$-	$35,910	$203	$(40,255)	$(4,141)
Stock compensation expense for employee vested options	-	-	-	-	-	-	10	-	-	10
Issuance of common stock for cash	-	-	-	-	154,186	-	818	-	-	818
Foreign currency translation adjustment	-	-	-	-	-	-	-	(388)	-	(388)
Net loss	-	-	-	-	-	-	-	-	(2,673)	(2,673)
Balance - June 30, 2023	5,323,782	$1	1,189,998	$-	4,978,538	$-	$36,738	$(185)	$(42,928)	$(6,374)

Balance - March 31, 2024	-	$-	-	$-	15,653,449	$1	$56,824	$(85)	$(48,977)	$7,763
Stock compensation expense for employee vested options and restricted stock units	-	-	-	-	-	-	370	-	-	370
Foreign currency translation adjustment	-	-	-	-	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	-	-	-	-	(3,388)	(3,388)
Balance - June 30, 2024	-	$-	-	$-	15,653,449	$1	$57,194	$(99)	$(52,365)	$4,731

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net loss	$(3,388)	$(2,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	141
Bad debt expense	85	93
Inventory reserve	(163)	-
Unrealized foreign exchange loss	-	(496)
Stock based compensation cost – employees	370	10
Amortization of stock-based marketing services	-	185
Amortization of convertible debt finance costs	-	174
Accrued interest	-	200
Changes in operating assets and liabilities:
Accounts receivable	642	352
Inventories	375	6
Prepaid and other current assets	(1,645)	(526)
Operating lease right of use asset	24	98
Other non-current assets	1	-
Operating lease liability	(24)	(98)
Trade payables	(17)	(304)
Accrued expenses	(857)	(220)
Unearned revenue	611	2,255
Net cash used in operating activities	(3,880)	(803)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(29)
Net cash used in investing activities	(64)	(29)

Cash flows from financing activities:
Repayment of trade finance facilities, net	-	(28)
Proceeds from issuance of common shares, net	-	818
Advances for stock subscription	-	452
Net cash provided by financing activities	-	1,242

Effect of Exchange Rate Changes on Cash	(14)	85
Net Change in Cash and Cash Equivalents and Restricted Cash	(3,958)	495
Cash and Cash Equivalents and Restricted Cash – beginning of the period	7,910	4,712
Cash and Cash Equivalents and Restricted Cash – end of the period	$3,952	$5,207

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three months ended June 30, 2024 and 2023

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2024, results of operations for the three months ended June 30, 2024 and 2023, consolidated statements of shareholders’ equity (deficit) for the three months ended June 30, 2024 and 2023, and cash flows for the three months ended June 30, 2024 and 2023. The Company’s results for the three months ended June 30, 2024 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2024. The terms “fiscal 2025” and “fiscal 2024” refer to the Company’s fiscal year ending March 31, 2025 and fiscal year ended March 31, 2024, respectively. The figures in the notes to the financials are presented in thousands, therefore the 000’s are removed.

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

Through June 30, 2024, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, the issuance of common stock, convertible debt, and preferred stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $3,388 for the three months ended June 30, 2024 and used cash in operations of $3,880 during the period. As of June 30, 2024, the Company had an accumulated deficit of $52,365.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended March 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Management’s plans to alleviate the conditions that raise substantial doubt include:

●	Taking out short-term loans, purchase order financing and debt factoring to assist with working capital shortfalls

●	Exploring sources of long-term funding in the private markets and additional equity financing

●	Closely monitoring the collection of debts

●	Strategies and plans in place to deliver improved margins in the next financial year

The Company’s ability to continue as a going concern for 12 months from the date of these unaudited condensed Consolidated Financial Statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and to obtain additional capital financing. No assurance can be given that the Company will be successful in these efforts mentioned above.

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

The Company estimates returns on an ongoing basis to estimate the consideration from the customer that the Company expects to ultimately receive. Consideration in determining the Company’s estimates for returns may include agreements with customers, the Company’s return policy and historical and current trends. The Company records the returns as a reduction to net sales in its consolidated statements of operations and the recognition of a provision for returns within accrued expenses in its consolidated balance sheets and the estimated value of inventory expected to be returned as an adjustment to inventories, net. As of June 30, 2024 and March 31, 2024, the returns provision was $67 and $346, respectively.

Revenue is comprised of direct-to-consumer ecommerce revenue through the Company’s website and revenue related to wholesalers. The following table details the revenue split:

	Three Months Ended
	June 30, 2024	June 30, 2023

Wholesale revenues	$52	$31
Ecommerce revenues	922	957
Total Revenues	$974	$988

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. For direct-to-consumer ecommerce revenue, the Company receives payment before the customer receives the promised goods. Revenue is only recognized once the goods have been delivered to the customer. Sales to wholesale customers are recognized when the customer has control which will depend on the agreed upon International Commercial Terms. For inventories sold on consignment to wholesalers, the Company records revenue when the inventory is sold to the third-party customer by the wholesaler. The Company may issue merchant credits, which are essentially refund credits. The merchant credits are initially deferred and subsequently recognized as revenue when tendered for payment.

Cost of goods sold

Cost of goods sold includes the cost of purchased merchandise, which includes:

- acquisition and production costs including raw material and labor as applicable;

- the cost incurred to deliver inventory to the Company’s third-party distribution centers including freight, non-refundable taxes, duty, and other landing costs;

- outbound duties; and

- reserves for inventory.

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts and ecommerce partners. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable using the incurred loss methodology. Receivables are written off against the allowance when management believes that it is probable the amount receivable will not be recovered. Additionally, the Company records higher allowances in the first and third quarters following its peak sales seasons after the Company determines it to be probable that it will not collect the related receivables. As of June 30, 2024 and March 31, 2024, the Company had $645 and $558, respectively, in allowances for doubtful accounts. Accounts Receivable, net of allowances, as of June 30, 2024 and March 31, 2024 was $307 and $1,035, respectively.

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

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended
	June 30, 2024		June 30, 2023

Europe (excluding United Kingdom)	$175	18%	$176	18%
United States	367	38%	306	31%
United Kingdom	247	25%	412	42%
Rest of the World	185	19%	94	9%
Total Revenues	$974		$988

Long-lived assets

The long-lived assets of the Company primarily relate to property and equipment, intangible assets and operating lease right-of-use assets in the U.K. and Hong Kong. Total long-lived assets as of June 30, 2024 were $504 and $85 in the U.K. and Hong Kong, respectively. As of March 31, 2024, total long-lived assets were $557 and $98 in the U.K. and Hong Kong, respectively.

Supplier concentration

For the three months ended June 30, 2024 and 2023, the largest fabric supplier, Toray International Inc., supplied 52% and 79%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

No single customer accounted for more than 10% of total revenue or accounts receivable for the three months ended June 30, 2024.

For the three months ended June 30, 2023, we had one major customer, which accounted for approximately 14% or $134 of total revenues individually and in aggregate. The related accounts receivable balance for this customer was approximately $190 as of June 30, 2023, and $219 as of March 31, 2023.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of all operating costs not otherwise included in cost of goods sold or marketing and advertising expenses. The Company’s selling, general and administrative expenses include personnel costs, sales commissions, the service fees of the Company’s third-party fulfillment and distribution centers, recruitment fees, legal and professional fees, information technology, accounting, travel and lodging, occupancy costs and depreciation and amortization.

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

Stock-based compensation

The Company accounts for equity based awards according to ASC 505 and 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period.

The Company measures fair value as of the grant date for options and warrants using the Black Scholes option pricing model and for common share awards using a weighted average of the Black Scholes method and probability-weighted expected return method (PWERM).

The inputs into the Black Scholes option pricing model are subjective and generally require significant judgment. The fair value of the shares of common and preferred stock has historically been determined by the Company’s management with the assistance of third-party specialists as there was no public market for the common stock up until February 8, 2024. The fair value is obtained by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of preferred stock to unrelated third parties, projected operating and financial performance, the lack of liquidity of common and preferred stock and general and industry specific economic outlook, amongst other factors. The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company’s stock option exercise history does not provide a reasonable basis upon which to estimate expected term. Because the Company was privately held for a portion of the periods covered by these financial statements and historically did not have an active trading market for its common and preferred stock for a sufficient period of time, the expected volatility was estimated based on the average volatility for comparable publicly traded companies, over a period equal to the expected term of the stock option grants. The Company listing on NYSE American on February 8, 2024 and now uses the closing price on the day of grant to determine FMV and for the stock options issued in Q1 2025 the company used the average of a peer group of similar companies based by one or all the following factors to determine volatility: industry, revenue, market capitalization. The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

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

Potentially dilutive stock options and securities as presented in the table below were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive. As the Company incurred losses for the three months ended June 30, 2024 and 2023, basic and diluted weighted-average shares are the same in the loss per share calculation, in accordance with ASC 260-10-45-20.

	June 30, 2024	June 30, 2023
Options to acquire common stock	1,616,550	299,957
Restricted stock units to acquire stock	225,000	-
Warrants to acquire common stock	66,700	-
Series A convertible preferred stock	-	5,323,782
Series B convertible preferred stock	-	1,189,998
Convertible debt financing	-	2,387,894
	1,908,250	9,201,631

On February 12, 2024, all outstanding shares of our Series A and Series B convertible preferred stock were automatically converted into 5,323,782 and 1,189,998 shares of common stock in connection with the closing of the initial public offering. The $10,002 in principal amount due on convertible debt plus accrued interest in the amount of $1,985 automatically converted into Company common stock, into an aggregate of 2,497,267 shares of common stock.

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

Reclassifications

The Company has reclassified certain costs totaling $377 previously classified as cost of sales for the three months ended June 30, 2023 to selling, general and administrative expenses to conform to the current year presentation.

Recently issued accounting pronouncements

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2022-04, “Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual roll forward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for the Company for the year ended March 31, 2024 and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual roll forward disclosure is not required to be made until the year ending March 31, 2025 and is to be applied prospectively. The Company doesn’t believe the adoption will have a material effect on the financial statements. Other than the new disclosure requirements, ASU 2022-04 will not have an impact on the Company’s consolidated financial statements.

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-01 to amend the guidance in Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation (Topic 718). Some entities compensate employees or other service providers by granting profits interest awards, which generally give the grantee an opportunity to participate in future profits and/or equity appreciation of the entity but do not give them rights to existing net assets of the entity. ASU 2024-01 adds an example showing how to apply the scope guidance in ASC 718 to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not currently anticipate that the guidance will have a material impact on its financial statements.

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

ASUs recently issued but not listed above were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position or results of operations

NOTE 3. CASH

Cash consisted of the following as of June 30, 2024 and March 31, 2024.

	June 30, 2024	March 31, 2024
	$’000	$’000
Cash and cash equivalents	$1,102	$7,910
Restricted cash	2,850	-
Total Cash	$3,952	$7,910

Restricted cash represents amounts pledged as collateral against the trade finance facility that is currently limited to the issuance of letters of credit to suppliers. As of June 30, 2024, we have $2,850 of letters of credit issued to suppliers (see Note 6).

NOTE 4. INVENTORIES

Inventories are initially measured at cost and subsequently measured at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The following table details the primary categories for the periods presented.

	June 30, 2024	March 31, 2024
	$’000	$’000
Finished goods	$2,304	$2,680
Raw materials	716	721
Goods in transit	21	14
Finished goods on consignment	203	205
Total inventories	3,244	3,620
Inventory reserve	(1,226)	(1,390)
Total inventories, net	$2,018	$2,230

Third-party services are used to warehouse and distribute inventory. Per the terms of one third-party service contract, a lien may be placed on the Company’s inventory if the Company fails to make a payment for services within 30 days from the date the third-party supplier notifies the Company of an outstanding payment.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2024 and March 31, 2024.

	June 30, 2024	March 31, 2024
	$’000	$’000
Furniture and fixtures	$177	$177
Office equipment	57	57
Leasehold improvements	29	29
Software and website development	1,948	1,886
Computer equipment	126	121
Total property and equipment	2,337	2,270
Accumulated depreciation	(1,876)	(1,768)
Total property and equipment, net	$461	$502

Depreciation expense related to property and equipment was $105 and $139 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 6. TRADE FINANCE FACILITY

The Company, through PMA, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of June 30, 2024 and March 31, 2024, the outstanding balance under the trade finance facility was $0, respectively, and the Company had an available trade finance facility of $5.0 million. As of June 30, 2024 and March 31, 2024, there was $2,850 and $0, respectively, in outstanding pledged letters of credit by HSBC. The trade finance facility does not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the company has 120 days credit on the loan before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%. The trade finance facility was originally secured by a standby documentary credit for $1.0 million from UBS Switzerland AG and a personal guarantee to the value of $4.0 million from the Chairman of our board of directors, Max Gottschalk, and a $3,150 corporate guarantee from Perfect Moment (UK) Limited. The UBS standby documentary credit expired on April 30, 2023 and the facility was then secured by charge over cash deposits equal to the amount of the facility used at any given moment in time in addition to the aforementioned personal and corporate guarantees. On May 31, 2023, the UBS standby documentary credit was reinstated for $1.0 million, which standby documentary credit was secured by a guarantee from Joachim Gottschalk & Associates, Ltd. (“JGA”). The UBS standby documentary credit was extended on November 26, 2023 through January 26, 2024 at a 10% interest rate. The JGA guarantee is in addition to the $4.0 million personal guarantee of the trade finance facility by Mr. Gottschalk. The UBS standby documentary credit was not extended and the $3,150 corporate guarantee from Perfect Moment (UK) Limited was replaced with a $2,000 corporate guarantee from Perfect Moment, Limited. The JGA guarantee accrued interest between 8% and 10% per annum, payable by the Company. The Company has not utilized any borrowing under the facility as of June 30, 2024. The trade finance facility is also secured by a guarantee by Perfect Moment Ltd. in the amount of $2.0 million.

NOTE 7. COMMON STOCK

Common stock

There were no common stock transactions during the three months ended June 30, 2024.

During the three months ended June 30, 2023, the Company issued 154,186 shares of common stock at a par value of $0.0001 and a purchase price of $6.00 per share. The total net proceeds were $818, net of broker fees and expenses of $107. The holder of the common stock shall be entitled to cast one vote for each share held at all stockholder meetings and have no right to subscribe to or purchase any new or additional issue of shares.

NOTE 8. RESTRICTED STOCK UNITS

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended June 30, 2024 is presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Non-vested at March 31, 2024	225,000	$801	$4.10
Granted	-	-	-
Vested/deemed vested	-	(77)	-
Forfeited	-	-	-
Non-vested at June 30, 2024	225,000	$724	$4.10

The total fair value of restricted stock units that vested or deemed vested during the three months ended June 30, 2024 was $77 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2024, the amount of unvested compensation related to issuances of restricted stock award was $724 which will be recognized as an expense in future periods as the shares vest.

NOTE 9. STOCK OPTIONS

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

A summary of option activity for the periods ended June 20, 2024 and March 31, 2024 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2024	1,108,356	3.42	3.45	595
Granted	508,194	2.40	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2024	1,615,550	$3.10	3.30	$350

Vested June 30, 2024	519,234	$2.42		$350

Exercisable at June 30, 2024	302,688	$1.50		$350

During the three months ended June 30, 2024, the Company granted stock options to employees to purchase 508,194 shares of common stock for services rendered. The options have an exercise price of $2.40 per share, expire in ten years, vesting equally over four years from June 18, 2024. The total fair value of these options at the grant date was approximately $1,188 using the Black-Scholes Option Pricing Model.

The total stock compensation expense recognized related to vesting of stock options for the three months ended June 30, 2024 and June 30, 2023 amounted to $293 and $10, respectively. As of June 30, 2024 the total unrecognized stock-based compensation was $2,657, which is expected to be recognized as part of operating expense through June 2028.

At June 30, 2024, the intrinsic value of the outstanding options under the 2021 Plan was $350.

The fair value of the share option awards was estimated using the Black-Scholes method and probability-weighted expected return method (PWERM) based on the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023

Expected life in years	10.0	-
Stock price volatility	138.4%	0%
Risk free interest rate	2.09%	0%
Expected dividends	0%	0%
Forfeiture rate	19%	0%

NOTE 10. STOCK WARRANTS

A summary of warrant activity for the three months ended June 30, 2024 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2024	66,700	$7.50	4.87	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2024, all vested	66,700	$7.50	4.62	$-

No warrants were issued for the three months ended June 30, 2024.

As of June 30, 2024 the outstanding warrants had no intrinsic value.

NOTE 11. FOREIGN CURRENCY TRANSLATION

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Period end exchange rate:

	June 30, 2024	March 31, 2024
GBP:USD	1.26461	1.26254
HKD:USD	0.12807	0.12778
CHF:USD	1.11056	1.10871

Average exchange rate:

	Three Months Ended
	June 30, 2024	June 30, 2023
GBP:USD	1.27033	1.25203
HKD:USD	0.12803	0.12756
CHF:USD	1.11758	1.11236

The following table, reported in USD, disaggregates our cash balances by currency denomination:

Cash denominated in:

	June 30, 2024	March 31, 2024
	$’000	$’000
USD	$3,465	$7,187
GBP	219	598
HKD	116	27
CHF	13	14
EUR	139	84
	$3,952	$7,910

Our cash primarily consists of funds held in bank accounts and third party payment platforms.

Cash held by Chase	$404	$6,180
Cash held by HSBC	659	1,637
Restricted cash held by HSBC	2,850	-
Cash held by other banks	23	45
Cash held by third party payment platforms	15	46
Petty cash	1	2
	$3,952	$7,910

With the exception of petty cash, all our cash consists of funds held in bank accounts and third-party payment platforms. The Company maintains the majority of cash at HSBC where the balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. At times, the cash balances may exceed the FDIC-insured limit. As of June 30, 2024, we do not believe we have any significant concentrations of credit risk due to the strong credit rating of HSBC and the cash balance is expected to be utilized within 6 months to fund working capital requirements. The cash held by other banks is within the $250 FDIC insured amount and cash held by third party payment platforms are short term timing balances.

12. COMMITMENTS AND CONTINGENCIES

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

On December 20, 2023, Aspen Skiing Company, LLC filed a complaint against the Company in the United States District Court for the District of Colorado, alleging, among other things, trademark infringement, false association, false endorsement, unfair competition and deceptive trade practices by the Company. Management has determined, after the advice of legal counsel, that the claims and actions related to such complaint are not expected to have a material adverse effect on our financial condition because management believes that the lawsuit will not succeed on the merits and the risk of any material loss is remote. The claims relate to the Company’s social media posts of models and influencers in ski gondolas on the mountain owned by Aspen Skiing Company and now discontinued limited edition clothing sold by the Company that included images, which were licensed by the Company from a photographer, of a skier’s rest area in Aspen that Aspen Skiing Company calls the “AspenX Beach Club.” The complaint seeks injunctive relief, but no motion for injunctive relief has been filed in the suit. The complaint also seeks delivery of all infringing material to Aspen Skiing Company and an award of the Company’s profits and Aspen Skiing Company’s damages in an amount to be determined at trial, costs incurred by Aspen Skiing Company in the action, their attorney’s fees and treble damages. The Company believes these claims are without merit and will continue to vigorously defend against these claims.

Capital commitments - The Company had $7,316 purchase obligations as of June 30, 2024, related to purchase orders to factories for the manufacture of finished goods. $2,850 purchase obligations are to be financed by HSBC letters of credit and comprise the balance held as restricted cash on the condensed consolidated balance sheets.

NOTE 13. RELATED PARTY TRANSACTIONS

Certain directors of the Company and its subsidiaries provided consulting and advisory services for the Company which are recognized in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Below are the directors of the Company and its subsidiaries, that provided consulting and advisory services.

	Three Months Ended
	June 30, 2024	June 30, 2023

(A) Max Gottschalk (director of the Company)	$-	$45
(B) Tracy Barwin (director of the Company)	-	68
(C) Andreas Keijsers (director of a subsidiary)	-	12
Total Revenues	$-	$125

(A)	We, through PMA, are party to a consulting agreement with Max Gottschalk, dated May 15, 2019, which continues until terminated in accordance with its terms, during which Mr. Gottschalk is entitled to receive fees for services rendered amounting to £8,000 per month from April 2021 to November 2022 and £12,000 per month since December 2022. These amounts are in lieu of any other cash payments or equity awards Mr. Gottschalk may otherwise have been entitled to receive as a member of our board of directors.

(B)	We were party to a consulting agreement with Tracy Barwin, dated November 18, 2022, pursuant to which Ms. Barwin was entitled to receive £1,500 per day for services rendered with a minimum commitment of two days per month. These amounts were in lieu of any other cash payments or equity awards Ms. Barwin may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement with Ms. Barwin was terminated in October 2023 and replaced by an independent director agreement.

(C)	We, through PMA, were party to a consulting agreement with Arnhem Consulting Limited (“Arnhem”), a company controlled by Andre Keijsers, dated February 28, 2017, pursuant to which Arnhem was entitled to receive £1,200 per month for services rendered. The consulting agreement was terminated in September 2023 as a result of Mr. Keijsers becoming a director of the Company.

14. SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Company signed a six-month lease in SOHO New York for the Company’s first pop-up retail location. The Company is committed to approximately $350 of lease and improvement costs that will be expensed over the life of the lease.

Shares Issued for Services

Subsequent to June 30, 2024, the Company issued 60,241 shares of common stock to a vendor for services rendered and to be rendered with a fair value of $100. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Employee Stock Plans

Subsequent to June 30, 2024, the Company granted stock options to an employee to purchase 60,000 shares of common stock for services rendered with a fair value of $125. The options have an exercise price of $2.15 per share, expire in ten years, vesting equally over four years from July 1, 2024.

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

Revenue

The first quarter historically represents less than 5% of our annual net revenue. Gross revenue for the three months ended June 30, 2024, increased to $1,884 an increase of $566 or 43% compared to the three months ended June 30, 2023, driven by continued growth in ecommerce revenue. The end of season sale for autumn/winter 2023 (AW23) included an unusually high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. The Company experiences higher return rates on discounted products and for the three months ended June 30, 2024, our returns as a percentage of sales increased to 49% from 34% for the three months ended June 30, 2023.

Total net revenue for the three months ended June 30, 2024 was $974 compared to $988 for the three months ended June 30, 2023, a decrease of $14 or 1%. The decrease is driven by increased ecommerce customer returns as a result of end of season discounting, as well as $143 of fiscal 2024 sales returned in the first quarter of fiscal 2025 greater than our return reserve. Had the fiscal 2024 returned product in first quarter of 2025 been consistent with our historical return percentage our adjusted net revenue would have increased 12% to $1.1 million.

Ecommerce

The Company has deployed strategies across the entire sales and marketing funnel as we focus on building a direct relationship with our customer, which we believe is an important step of following our customer from the ski slopes, to après, to the chalet, and eventually home expanding our product offering across all seasons.

We remain one of the most followed luxury ski brands globally and increased our followers across all social media platforms (Instagram, Facebook (Meta) and TikTok) increased by 1.3% from March 31, 2024 through June 30, 2024 and increased 19% compared to June 30, 2023. The number of unpaid celebrities and influencers driving the top of our funnel is extraordinary for a Company our size. The strength at the top of the funnel provides opportunities to move our customers through the funnel that not only leads to sales, but more importantly allows us to build a community and ultimately customer loyalty.

Gross Profit and Margin

Our gross profit for the three months ended June 30, 2024 was $356 compared to $482 for the three months ended June 30, 2023, a decrease of $126 or 26%. Our gross margins were 36.5% compared to 48.8% in the prior year. The decrease is primarily attributed to fiscal 2024 returns processed in in the three months ended June 30, 2024, were sold at a higher margin than the average margin of our first quarter sales in fiscal year 2025, plus the increased mix of products sold at end of season discount compared to the three months ended June 30, 2023.

Improving our gross margins in ecommerce remains a focus in fiscal year 2025, and we anticipate our gross margins in fiscal year 2025 to surpass our gross margins reported in fiscal year 2024. Currently, all ecommerce orders are dispatched from a third-party distribution center in the United Kingdom and in most instances the Company is paying duties to cross international borders. Compounding the margin dilution is the fact we are paying duties at full retail and not at a transfer price. Subsequent to June 30, 2024 we executed an agreement with Quiet Platforms to be our third party operated distribution center in the United States. The U.S. distribution center will improve our customer experience, lower our duty cost plus reduce outbound and return shipping cost in the U.S. market, which represents over 30% of our revenue. We are reviewing our UK and European distribution strategy to improve margins in fiscal year 2026.

The Company has reclassified certain costs totaling $377 previously classified as cost of sales for the three months ended June 30, 2023 to SG&A expenses to conform to the current year presentation. For fiscal year ended March 31, 2024 and March 31, 2023, had we reclassified $3.2 million and $2.7 million, respectively, of costs of revenue to SG&A, the our adjusted gross margin would have been 50.9% and 48.7%.

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

In the past, Perfect Moment’s strong skiing heritage has been used to engage with a core ski audience for whom we believe the combination of technical performance and retro inspired designs resonate strongly. We believe the nature of skiing as a largely affluent, international pursuit means there is a large opportunity in aspirational, lifestyle-led social media engagement. We believe Perfect Moment has captured this social media opportunity to great effect, combining the style and form of the brand with celebrities, influencers, top-tier editorial, collaborations and luxury locations to create a distinct, fun and engaging aspirational lifestyle narrative. Beyond social media, we believe Perfect Moment has been able to deploy this same core brand proposition and narrative to direct digital marketing and traditional media, elevating brand profile and driving high levels of engagement simultaneously. Perfect Moment has also been able to build an effective online marketing engine driving large volumes of direct, organic search and paid search traffic to our ecommerce website, www.perfectmoment.com

Perfect Moment expects to continue its approach to social media, building its follower base through a similar and evolving mix of celebrities, influencers, editorials and locations. It also expects to continue to pursue and scale the effective search engine optimization and paid search strategies which have contributed to online sales growth, as well as direct marketing and customer engagement via direct customer communications. Perfect Moment is developing plans to leverage a new Perfect Moment owned physical store network to deepen its brand identity and profile, as well as drive higher levels of loyalty and engagement at the local level.

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

Expand Spring and Summer. We intend to continue building our successful Spring and Summer collections in categories such as activewear, loungewear and swimwear. We believe offering inspiring new and complementary product categories that are consistent with our values of heritage, functionality and quality and can become part of our core business represents an opportunity to develop a closer relationship with our customers and expand our addressable market. In June 2024, we launched an Ibiza-inspired Summer Capsule Collection across our global eCommerce channels. The collection was highlighted in a photoshoot published in British Vogue featuring photographer, Grace Burns, and models Stella Jones and Paloma Baygual wearing items from the collection.

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

During the fiscal year ended March 31, 2024 and the three months ended June 30, 2024, we restructured and invested in our design, product development, merchandizing and production teams to create a pathway to execute this underpinning strategy. We launched our first spring summer capsule encapsulating our new strategy at the end of Q1 FY25. We plan to then gradually increase our product offering as we evaluate demand, supply and profitability.

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

As our product range expands, we see the potential to further grow our community with a physical presence by opening directly operated stores. We already have a physical presence in department stores, operated under wholesale arrangements. Operating Perfect Moment owned stores would provide our community a home for the brand and act as a beacon for new or potential customers, but they also add extra complexity and risk. In order to test our retail model, we plan to first establish pop-up locations. We evaluate each potential store location based on lease availability and projected viability, and plan to open popups in the fiscal year ending March 31, 2025 and year-round stores beginning the fiscal year ending March 31, 2027. Subsequent to June 30, 2024 the Company executed a six-month lease for our first pop-up in SOHO, New York for AW24.

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

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended
	June 30, 2024		June 30, 2023

Europe (excluding United Kingdom)	$175	18%	$176	18%
United States	367	38%	306	31%
United Kingdom	247	25%	412	42%
Rest of the World	185	19%	94	9%
Total Revenues	$974		$988

Supplier concentration

For the three months ended June 30, 2024 and 2023, the largest fabric supplier, Toray International Inc., supplied 52% and 79%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

No single customer accounted for more than 10% of total revenue for the three months ended June 30, 2024.

For the three months ended June 30, 2023, we had one major customer, which accounted for approximately 14% or $134 of total revenues individually and in aggregate. The related accounts receivable balance for this customer was approximately $190 as of June 30, 2023, and $219 as of March 31, 2023.

Key Financial Measures

We use the following US GAAP and non-US GAAP financial measures to assess the progress of our business, make decisions on where to allocate time and investment and assess then near-term and longer-term performance of our business:

	Three months ended June 30,
	2024	2023
	(unaudited)	(unaudited)
(Amounts in thousands, except percentages)
Key Financial Measures
Net revenue
Wholesale	$52	$31
Ecommerce	922	957
Total net revenue	974	988
Gross profit	356	482
Gross margin (1)	36.5%	48.8%
Loss from operations	(3,395)	(2,709)
Net loss	$(3,388)	$(2,673)
Adjusted EBITDA (2)	$(2,907)	$(1,963)

(1)	Gross margin is defined as gross profit as a percentage of total net revenue.

(2)	We define “Adjusted EBITDA” as net loss excluding interest expense, income tax benefit (expense), depreciation and amortization and stock-based compensation expense. Adjusted EBITDA is a measure that is not defined in US GAAP. For further information about how we calculate Adjusted EBITDA, the limitations of its use and a reconciliations to the most comparable US GAAP measure.

Results of Operations

Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

The following is a comparison of our results of operations for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023	Change

(Amounts in thousands)
Statements of operations data:
Net revenue
Wholesale	$52	$31	$21
Ecommerce	922	957	(35)
Total Revenue	974	988	(14)
Cost of goods sold	618	506	112
Gross profit	356	482	(126)
Operating expenses
Selling, general and administrative expenses	3,298	2,482	816
Marketing and advertising expenses	453	709	(256)
Total operating expenses	3,751	3,191	560
Loss from operations	(3,395)	(2,709)	(686)
Interest expense	(5)	(374)	369
Foreign currency transactions gains	12	410	(398)
Net loss	(3,388)	(2,673)	(715)
Other comprehensive (losses) gains
Foreign currency translation (losses) gains	(14)	(388)	374
Comprehensive loss	$(3,402)	$(3,061)	$(341)

Revenue

Total net revenue for the three months ended June 30, 2024 was $974 compared to $988 for the three months ended June 30, 2023, a decrease of $14 or 1%. The decrease is driven by increased ecommerce customer returns as a result of end of season discounting, as well as $143 of fiscal 2024 sales returned in the first quarter of fiscal 2025 greater than our return reserve. Had the fiscal 2024 returned product in first quarter of 2025 been consistent with our historical return percentage our adjusted net revenue would have increased 12% to $1.1 million.

The end of season sale for AW23 included an unusually high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for AW24, in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. The Company experiences higher return rates on discounted products and for the three months ended June 30, 2024, our returns as a percentage of sales increased to 49% from 34% for the three months ended June 30, 2023.

Cost of goods sold

Cost of goods sold for the three months ended June 30, 2024 was $618 compared to $506 for the three months ended June 30, 2023, an increase of $112 or 22%. The change in cost of goods sold is primarily attributed to increased import duty and freight.

Gross profit and gross margin

Our gross profit for the three months ended June 30, 2024, was $356 compared to $482 for the three months ended June 30, 2023, a decrease of $126 or 26%. Our gross margins were 36.5% compared to 48.8% in the prior year. The decrease is primarily attributed to fiscal 2024 returns processed in in the three months ended June 30, 2024, were sold at a higher margin than the average margin of our first quarter sales in fiscal year 2025, plus the increased mix of products sold at end of season discount compared to the three months ended June 30, 2023.

The Company has reclassified certain costs totaling $377, previously classified as cost of sales for the three months ended June 30, 2023 to selling, general and administrative expenses to be consistent with our peers and to conform to the current year presentation. For fiscal year ended March 3, 2024 and March 31, 2023, had we reclassed $3,211 and $2,656 of costs more appropriately included in SG&A, the Company’s adjusted gross margin would have been 50.9% and 48.7%.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses include personnel costs, sales commissions, the service fees of the Company’s third-party fulfillment and distribution centers, recruitment fees, legal and professional fees, information technology, accounting, travel and lodging, occupancy costs and depreciation and amortization.

SG&A expenses for the three months ended June 30, 2024 were $3,298 compared to $2,482 for the three months ended June 30, 2023, an increase of $816 or 33%. The increase is primarily attributed to an increase in stock compensation expense of $361, an increase in people costs to support growth initiatives totaling $259, increased legal fees of $142k, increased insurance of $114k, and an increase in warehousing and merchant services due to increased returns totaling $103.

During the quarter, the Company partnered with Domo, a data experience platform, to drive real time insights and improve decision support as the Company scales.

Marketing and advertising expense

Marketing and advertising expenses for the three months ended June 30, 2024, were $453 compared to $709 for the three months ended June 30, 2023, a decrease of $256 or 36%. The decrease is primarily attributed to lower stock compensation of $185 and a decrease in photoshoots of $118.

Marketing and Brand Highlights

Q1 2025 | April 1, 2024 – June 30, 2024 Key Metrics

● The total social audience reached by content posted by global key opinion leaders (KOLs)1 about Perfect Moment was more than 134.0 million during the period. This represents the total combined followers of the celebrities, influencers, models, media publications, and fashion industry notables who organically posted about the brand during the quarter globally. Notable highlights include Instagram posts by Priyanka Chopra (91.1 million followers) and Paris Hilton (26.2 million followers) wearing and tagging @perfectmomentsports.

● The total number of unique visitors per month (UVPM) reached more than 1.4 billion during the period. This is the combined sum of UVPM reached by all global digital media coverage achieved during the quarter.

● Global media coverage during the quarter included an exclusive article in British Vogue featuring the company’s new Spring Summer 2024 (“SS24”) campaign photographed by Grace Burns, as well as coverage across Women’s Wear Daily, Vogue Hong Kong, Vanity Fair, Harper’s BAZAAR, The Telegraph, WhoWhatWear, Grazia, and The Impression.

1 The company defines a key opinion leader (KOL) as a person who is considered an expert on a certain topic and whose opinions are respected by the public due to their trajectory and the reputation they have built. They are typically identified by their reach, social media following and stature. KOL may include but is not limited to celebrities, social media influencers, fashion models, contributors to media publications, and noted members of the fashion industry. There is no official listing or accreditation of KOLs, so the term is subjective, and therefore the list and definition may vary from company to company. The source of the KOLs, social media and audience reach statistics provided in this release are reports by the company’s public relations firm. No reliance should be made upon their accuracy or timeliness.

● Launch of the Perfect Moment SS24 capsule collection at Soho House & Co’s Miami Pool House, generated significant brand awareness during the off-season. The event coincided with the commencement of Miami Swim Week, where Perfect Moment hosted a brand activation that included fashion models and social media influencers with collective reach of more than 1.8 million followers.

● Launched a product resale program, “Perfect Second Moment,” in partnership with leading luxury platform, Reflaunt. By facilitating the resale of pre-loved skiwear and accessories through Reflaunt’s technology, the program extends the longevity of Perfect Moment’s high-quality luxury items and builds upon the brand’s reputation for quality and durability.

Foreign currency transactions gains

Foreign currency transactions gains decreased by $398, from $410 for the three months ended June 30, 2023 to $12 for the three months ended June 30, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Foreign currency translation gains (losses)

Foreign currency translation gains (losses) result from the process of translating the financial statements of our foreign entities’ functional currency into USD.   Foreign currency translation losses decreased unfavorably by $402, a gain of $388 for the three months ended June 30, 2023 to a loss of $14 for the three months ended June 30, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Use of Non-GAAP Measures - Adjusted EBITDA

In addition to our results under generally accepted accounted principles (“GAAP”), we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, depreciation and amortization, income tax benefit (expense) and stock-based compensation.

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

	For the Three Months Ended
	June 30, 2024	June 30, 2023

Net loss, as reported	$(3,388)	$(2,673)

Adjustments:
Interest expense	5	374
Stock compensation expense	370	10
Amortization of pre-paid marketing	-	185
Depreciation and amortization	106	141
Total EBITDA adjustments	481	710
Adjusted EBITDA	$(2,907)	$(1,963)

The $944 decrease in adjusted EBITDA for the three months ended June 30, 2024 compared to the same period in 2023, is primarily attributed to an increase in people costs to support growth initiatives totaling $259, increased legal fees of $142, lower margin totaling $126, increased insurance of $114, and an increase in warehousing and merchant services due to increased returns totaling $103.

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

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $1,102, restricted cash of $2,850 and an accumulated deficit of $52,365. Historically, Perfect Moment has generated negative cash flows from operations and has primarily financed its operations through private sales of equity securities, debt and working capital finance. Overall, cash and cash equivalents and restricted cash, in aggregate, decreased by $3,958 million, from $7,910 million as of March 31, 2024 to $3,952 million as of June 30, 2024.

The Company, through PMA, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of June 30, 2024 and March 31, 2024, the outstanding balance under the trade finance facility was $0, respectively, and the Company had an available trade finance facility of $5.0 million. As of June 30, 2024, there was $2,850 in outstanding pledged letters of credit by HSBC. The trade finance facility does not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the Company has 120 days credit on the loan before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%. The trade finance facility was originally secured by a standby documentary credit for $1.0 million from UBS Switzerland AG and a personal guarantee to the value of $4.0 million from the Chairman of our board of directors, Max Gottschalk, and a $3,150 corporate guarantee from Perfect Moment (UK) Limited. The UBS standby documentary credit expired on April 30, 2023 and the facility was then secured by charge over cash deposits equal to the amount of the facility used at any given moment in time in addition to the aforementioned personal and corporate guarantees. On May 31, 2023, the UBS standby documentary credit was reinstated for $1.0 million, which standby documentary credit was secured by a guarantee from Joachim Gottschalk & Associates, Ltd. (“JGA”). The UBS standby documentary credit was extended on November 26, 2023 through January 26, 2024 at a 10% interest rate. The JGA guarantee is in addition to the $4.0 million personal guarantee of the trade finance facility by Mr. Gottschalk. The UBS standby documentary credit was not extended and the $3,150 corporate guarantee from Perfect Moment (UK) Limited was replaced with a $2,000 corporate guaranteed from Perfect Moment, Limited.

The JGA guarantee accrued interest between 8% and 10% per annum, payable by the Company. The interest charged for the three months ended June 30, 2024 and 2023 was $0 and $7, respectively. During the three months ended June 30, 2024, the Company has not utilized any borrowings under the facility.

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

As of June 30, 2024, our cash and cash equivalents and restricted cash are mainly held in U.S. dollar, U.K. pound sterling, Hong Kong dollar, and euro cash accounts with high credit quality financial institutions. As a result of the seasonality of our business, we typically draw down on our trade finance facilities during summer, fall and early winter to meet a large proportion of the cost of goods associated with the manufacture of our fall/winter collection. Trade finance and debt factoring facilities support our working capital cycle through to the late fall/winter season when wholesale receivables are paid and ecommerce revenues increase.

Our ability to fund inventory, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive that the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections set forth in our other filings with the Securities and Exchange Commission, including the Form 10-K, titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal years ended March 31, 2024 and March 31, 2023, includes a going concern explanatory paragraph in which such firm expressed that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contained in this Quarterly Report do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. As discussed above, although we plan to attempt to raise additional capital through one or more private placements or public offerings, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

The following table shows summary consolidated cash flow information for the periods presented:

	Three months ended June 30,
	2024	2023

(Amounts in thousands)
Consolidated statement of cash flow data:
Net cash used in operating activities	$(3,880)	$(803)
Net cash used in investing activities	(64)	(29)
Net cash provided by financing activities	$-	$1,242

Cash Flows from Operating Activities

During the three months ended June 30, 2024, operating activities used $3,880 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $3,388, an adjustment to add back non-cash charges of $398 and a net cash outflow from changes in operating assets and liabilities of $890. Net cash used by changes in operating assets and liabilities during the three months ended June 30, 2024 consisted primarily of an outflow of cash from a $1,645 increase in prepaid expenses and other current assets related to supplier deposits and a $857 decrease in accrued expenses, offset by a cash inflow as a result of a $642 decrease in accounts receivable, a $611 increase in unearned revenue and an $375 decrease in inventories.

During the three months ended June 30, 2023, operating activities used $803 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $2,673, an adjustment to add back non-cash charges of $307 and a net cash inflow from changes in operating assets and liabilities of $1,563. Net cash used by changes in operating assets and liabilities during the three months ended June 30, 2023 consisted primarily of an inflow of cash as a result of a $2,255 increase in unearned revenue, and a $352 decrease in accounts receivable, all offset by an outflow of cash as a result of a $526 increase in prepaid expenses and other current assets, a $304 decrease in trade payables, and a $220 decrease in accrued expenses. The movements being general timing of working capital receipts and payments.

Cash Flows from Investing Activities

Cash used in investing activities was $64 in the three months ended June 30, 2024 and $29 in the three months ended June 30, 2023, an increase of $35, primarily due to an increase in software and website development capital expenditure.

Cash Flows from Financing Activities

There were no cash flows from financing activities during the three months ended June 30, 2024.

Net cash provided by financing activities during the three months ended June 30, 2023 was $1,242 mainly attributed to $1,270 net proceeds from the issuance of common shares, offset by $28 in repayment of trade finance facilities.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of asset and liabilities that are not readily apparent from other sources. Significant estimates inherent in the preparation of the consolidated financial statements include reserves for uncollectible accounts receivables; realizability of inventory; customer returns; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; and the valuation of stock-based compensation awards. Actual results may differ from these judgements and estimates under different assumptions or conditions and any such differences may be material

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgements and estimates.

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

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. For direct-to-consumer ecommerce revenue, the Company receives payment before the customer receives the promised goods. Revenue is only recognized once the goods have been delivered to the customer. Sales to wholesale customers are recognized when the customer has control which will depend on the agreed upon International Commercial Terms. For inventories sold on consignment to wholesalers, the Company records revenue when the inventory is sold to the third-party customer by the wholesaler. The Company may issue merchant credits, which are essentially refund credits. The merchant credits are initially deferred and subsequently recognized as revenue when tendered for payment.

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

Not applicable.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 14, “Commitments and Contingencies” of the Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A – RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in Part I, Item 1A of the Form 10-K for our fiscal year ended March 31, 2024.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

PERFECT MOMENT LTD.

Date: August 14, 2024	By:	/s/ Mark Buckley
Mark Buckley
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Financial and Accounting Officer)

