Form 10-Q
period 2024-09-30
Perfect Moment Ltd.
filed 2024-11-14
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41930

Perfect Moment Ltd.

(Exact name of registrant as specified in its charter)

Delaware	86-1437114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 5th Ave Ste 1219 New York, NY 10001
(Address of principal executive offices)

315-615-6156

(Registrant’s telephone number, including area code)

307 Canalot Studios 222 Kensal Road London, United Kingdom W10 5BN
(former address of principal executive offices)

+44 (0)204 558 8849

(former registrant’s telephone number, including area code)

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

As of November 11, 2024 there were 16,012,889 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2024	March 31, 2024
	unaudited
Assets
Current assets:
Cash and cash equivalents	$725	$7,910
Restricted cash	1,825	-
Accounts receivable, net	2,458	1,035
Inventories, net	5,331	2,230
Prepaid and other current assets	2,385	742
Total current assets	12,724	11,917
Non-current assets:
Property and equipment, net	413	502
Operating lease right of use asset	97	143
Other non-current assets	41	47
Total non-current assets	551	692
Total Assets	$13,275	$12,609

Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	$4,144	$1,584
Accrued expenses	2,338	2,697
Trade finance facility	906	-
Short-term borrowings, net of discount of $811	1,782	-
Operating lease obligations, current portion	82	101
Unearned revenue	1,328	420
Total current liabilities	10,580	4,802
Non-current liabilities:
Operating lease obligations, long-term portion	16	44
Total non-current liabilities	16	44
Total Liabilities	10,596	4,846

Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 15,962,889 and 15,653,449 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	1	1
Additional paid-in capital	57,865	56,824
Accumulated other comprehensive loss	(78)	(85)
Accumulated deficit	(55,109)	(48,977)
Total shareholders’ equity	2,679	7,763
Total Liabilities and Shareholders’ Equity	$13,275	$12,609

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023

Revenues:
Wholesale	$2,678	$2,798	$2,731	$2,829
Collaborations	-	2,024	-	2,024
Ecommerce	1,155	1,066	2,077	2,023
Total Revenue	3,833	5,888	4,808	6,876
Cost of goods sold	1,762	2,609	2,378	3,115
Gross Profit	2,071	3,279	2,430	3,761
Operating Expenses:
Selling, general and administrative expenses	3,923	2,693	7,223	5,176
Marketing and advertising expenses	705	888	1,158	1,597
Total operating expenses	4,628	3,581	8,381	6,773
Loss from operations	(2,557)	(302)	(5,951)	(3,012)
Interest expense	(188)	(392)	(194)	(766)
Foreign currency transaction gains/(losses)	1	(817)	13	(406)

Net loss	(2,744)	(1,511)	(6,132)	(4,184)
Other comprehensive gains/(losses)
Foreign currency translation gains/(losses)	21	739	7	351

Comprehensive loss	$(2,723)	$(772)	$(6,125)	$(3,833)

Net loss per share to common stockholders – basic and diluted	$(0.17)	$(0.29)	$(0.39)	$(0.82)
Weighted average number of common shares outstanding – basic and diluted	15,781,264	5,186,555	15,717,356	5,082,805

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Amounts in thousands, except share data)

(Unaudited)

	Preference Shares							Accumulated		Total
	Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance -June 30, 2023	5,323,782	$1	1,189,998	$-	4,978,538	$-	$36,738	$(185)	$(42,928)	$(6,374)
Stock compensation expense for employee vested options	-	-	-	-	-	-	4	-	-	4
Issuance of common stock, net	-	-		-	254,864	-	1,361	-	-	1,361
Foreign currency translation adjustment	-	-	-	-	-	-	-	739	-	739
Net loss	-	-	-	-	-	-	-	-	(1,511)	(1,511)
Balance - September 30, 2023	5,323,782	$1	1,189,998	$-	5,233,402	$-	$38,103	$554	$(44,439)	$(5,781)

Balance - June 30, 2024	-	$-	-	$-	15,653,449	$1	$57,194	$(99)	$(52,365)	$4,731
Fair value of shares issued for services	-	-	-	-	280,241	-	329	-	-	329
Fair value of vested RSU’s	-	-	-	-	29,199	-	127	-	-	127
Stock compensation expense for employee vested options	-	-	-	-	-	-	215	-	-	215

Foreign currency translation adjustment	-	-	-	-	-	-	-	21	-	21
Net loss	-	-	-	-	-	-	-	-	(2,744)	(2,744)
Balance - September 30, 2024	-	$-	-	$-	15,962,889	$1	$57,865	$(78)	$(55,109)	$2,679

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preference Shares							Accumulated
	Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance -March 31, 2023	5,323,782	$1	1,189,998	$-	4,824,352	$-	$35,910	$203	$(40,255)	$(4,141)
Stock compensation expense for employee vested options	-	-	-	-	-	-	14	-	-	14
Issuance of common stock	-	-	-	-	409,050	-	2,179	-	-	2,179
Foreign currency translation adjustment	-	-	-	-	-	-	-	351	-	351
Net loss	-	-	-	-	-	-	-	-	(4,184)	(4,184)
Balance - September 30, 2023	5,323,782	$1	1,189,998	$-	5,233,402	$-	$38,103	$554	$(44,439)	$(5,781)

Balance - March 31, 2024	-	$-	-	$-	15,653,449	$1	$56,824	$(85)	$(48,977)	$7,763
Fair value of shares issued for services	-	-	-	-	280,241	-	329	-	-	329
Fair value of RSU’s	-	-	-	-	29,199	-	204	-	-	204
Stock compensation expense for employee vested options	-	-	-	-	-	-	508	-	-	508
Foreign currency translation adjustment	-	-	-	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	-	-	-	(6,132)	(6,132)
Balance - September 30, 2024	-	$-	-	$-	15,962,889	$1	$57,865	$(78)	$(55,109)	$2,679

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net loss	$(6,132)	$(4,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	299
Bad debt expense	30	145
Inventory reserve	(290)	-
Unrealized foreign exchange loss	-	327
Stock based compensation cost – employees	712	14
Amortization of stock based marketing and other services	111	185
Amortization of debt discount	181	348
Accrued interest	-	400
Changes in operating assets and liabilities:
Accounts receivable	(1,435)	(1,399)
Inventories	(2,811)	(1,769)
Prepaid and other current assets	(1,425)	122
Operating lease right of use asset	46	109
Operating lease liability	(46)	(112)
Trade payables	2,559	1,469
Accrued expenses	(359)	305
Unearned revenue	908	1,891
Net cash used in operating activities	(7,734)	(1,850)

Cash flows from investing activities:
Purchases of property and equipment	(102)	(82)
Net cash used in investing activities	(102)	(82)

Cash flows from financing activities:
Deferred offering costs	-	(125)
Proceeds from trade finance facilities, net	906	847
Repayment of trade finance facilities, net	-	(875)
Proceeds from issuance of common shares, net		2,179
Proceeds of other borrowings, net	2,000	-
Repayment of other borrowings	(399)	-
Net cash provided by financing activities	2,507	2,026

Effect of Exchange Rate Changes on Cash	(31)	(216)
Net Change in Cash and Cash Equivalents and Restricted Cash	(5,360)	(122)
Cash and Cash Equivalents and Restricted Cash – beginning of the period	7,910	4,712
Cash and Cash Equivalents and Restricted Cash – end of the period	$2,550	$4,590

Supplemental disclosures of cash flow information:
Interest paid on borrowings and bank loans	$-	$178
Supplemental disclosure of non-cash investing and financing activities:
Fair value of unamortized stock-based marketing and other services	$218	$-
Recognition of debt discount on short-term borrowings	$992	$-
Recognition of operating lease right of use assets and lease obligations	$-	$107

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data and exchange rate data)

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

Perfect Moment Ltd., a Delaware corporation (“Perfect Moment” or “PML” and, together with its subsidiaries unless the context otherwise requires, the “Company”), is an owner and operator of a luxury fashion brand that offers ski, swim, and activewear collections under the brand name Perfect Moment. The Company’s collections are sold directly to customers through e-commerce, sales to wholesale accounts and through other sales partnerships.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2024, results of operations for the three and six months ended September 30, 2024 and 2023, consolidated statements of shareholders’ equity for the three and six months ended September 30, 2024 and 2023, and cash flows for the six months ended September 30, 2024 and 2023. The Company’s results for the three and six months ended September 30, 2024 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2024. The terms “fiscal 2025” and “fiscal 2024” refer to the Company’s fiscal year ending March 31, 2025 and fiscal year ended March 31, 2024, respectively. The figures in the notes to the financials are presented in thousands, therefore the 000’s are removed.

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

Through September 30, 2024, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, the issuance of common stock, convertible debt, and preferred stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $6,132 for the six months ended September 30, 2024 and used cash in operations of $7,734 during the period. As of September 30, 2024, the Company had an accumulated deficit of $55,109.

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

The Company estimates returns on an ongoing basis to estimate the consideration from the customer that the Company expects to ultimately receive. Consideration in determining the Company’s estimates for returns may include agreements with customers, the Company’s return policy and historical and current trends. The Company records the returns as a reduction to net sales in its consolidated statements of operations and the recognition of a provision for returns within accrued expenses in its consolidated balance sheets and the estimated value of inventory expected to be returned as an adjustment to inventories, net. As of September 30, 2024 and March 31, 2024, the returns provision was $156 and $346, respectively.

Revenue is comprised of direct-to-consumer ecommerce revenue through the Company’s website and revenue related to wholesalers, and revenue related to short-term collaborations. The following table details the revenue split:

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Wholesale revenues	$2,678	$2,798	$2,731	$2,829
Ecommerce revenues	1,155	1,066	2,077	2,023
Revenues - subtotal	$3,833	$3,864	$4,808	$4,852
Collaboration revenues	-	2,024	-	2,024
Total	$3,833	$5,888	$4,808	$6,876

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

- outbound duties; and

- reserves for inventory.

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts and ecommerce partners. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable using the incurred loss methodology. Receivables are written off against the allowance when management believes that it is probable the amount receivable will not be recovered. Additionally, the Company records higher allowances in the first and third quarters following its peak sales seasons after the Company determines it to be probable that it will not collect the related receivables. As of September 30, 2024 and March 31, 2024, the Company had $570 and $558, respectively, in allowances for doubtful accounts. Accounts Receivable, net of allowances, as of September 30, 2024 and March 31, 2024 was $2,458 and $1,035, respectively.

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

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended				Six Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023

Europe (excluding United Kingdom)	$1,948	51%	$1,857	31%	$2,124	44%	$2,032	30%
United States	958	25%	3,140	53%	1,325	28%	3,446	50%
United Kingdom	691	18%	653	11%	938	19%	1,065	15%
Rest of the World	236	6%	238	5%	421	9%	333	5%
Total	$3,833		$5,888		$4,808		$6,876

The decrease in United States revenues as a percentage of total revenues is primarily attributed to a two-year collaboration with Hugo Boss totaling $2,024 that ended in FY24.

The Company has not continued with the Hugo Boss collaboration as the relationship required the use of Perfect Moments supply chain, designers, and took precedence over all other wholesalers.

The table below reflects Ecommerce net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended				Six Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023

Europe (excluding United Kingdom)	$229	20%	$192	18%	$405	19%	$351	17%
United States	406	35%	379	36%	721	35%	673	33%
United Kingdom	302	26%	375	35%	561	26%	786	39%
Rest of the World	218	19%	120	11%	390	19%	213	11%
Total	$1,155		$1,066		$2,077		$2,023

Long-lived assets

The long-lived assets of the Company primarily relate to property and equipment, intangible assets and operating lease right-of-use assets in the U.K. and Hong Kong. Total long-lived assets as of September 30, 2024 were $440 and $74 in the U.K. and Hong Kong, respectively. As of March 31, 2024, total long-lived assets were $557 and $98 in the U.K. and Hong Kong, respectively.

Supplier concentration

For the three months ended September 30, 2024 and 2023, the largest single supplier of manufactured goods produced 45% and 57%, respectively, of the Company’s products. For the three months ended September 30, 2024 and 2023, the single largest fabric supplier supplied 44% and 45%, respectively, of the fabric used to manufacture the Company’s products.

For the six months ended September 30, 2024 and 2023, the largest single supplier of manufactured goods produced 45% and 57%, respectively, of the Company’s products. For the six months ended September 30, 2024 and 2023, the single largest fabric supplier supplied 46% and 63%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

For the three months ended September 30, 2024, we had one major customer, which accounted for approximately 15% or $580 of total revenue. For the six months ended September 30, 2024, we had two major customers, which accounted for approximately 23% or $1,089 of total revenue. The related accounts receivable balance for these customers was $1,027 as of September 30, 2024, and $71 as of March 31, 2024.

For the three and six months ended September 30, 2023, we had two major customers, which accounted for approximately 47% or $2,786 of total revenue and 40% or $2,786 of total revenue, respectively. The related accounts receivable balance for these customers was approximately $760 as of September 30, 2023, and $41 as of March 31, 2023.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of all operating costs not otherwise included in cost of goods sold or marketing and advertising expenses. The Company’s selling, general and administrative expenses include personnel costs, sales commissions, the service fees of the Company’s third-party fulfilment and distribution centers, recruitment fees, legal and professional fees, information technology, accounting, travel and lodging, occupancy costs and depreciation and amortization.

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

Stock-based compensation

The Company accounts for equity-based awards according to ASC 505 and 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period.

The Company measures fair value as of the grant date for options and warrants using the Black Scholes option pricing model and for common share awards using a weighted average of the Black Scholes method and probability-weighted expected return method (PWERM).

The inputs into the Black Scholes option pricing model are subjective and generally require significant judgment. The fair value of the shares of common and preferred stock has historically been determined by the Company’s management with the assistance of third-party specialists as there was no public market for the common stock up until February 8, 2024. The fair value is obtained by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of preferred stock to unrelated third parties, projected operating and financial performance, the lack of liquidity of common and preferred stock and general and industry specific economic outlook, amongst other factors. The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company’s stock option exercise history does not provide a reasonable basis upon which to estimate expected term. Because the Company was privately held for a portion of the periods covered by these financial statements and historically did not have an active trading market for its common and preferred stock for a sufficient period of time, the expected volatility was estimated based on the average volatility for comparable publicly traded companies, over a period equal to the expected term of the stock option grants. The Company listed on NYSE American on February 8, 2024 and now uses the closing price on the day of grant to determine FMV and for the stock options issued in Q2 2025 the company used the average of a peer group of similar companies based by one or all the following factors to determine volatility: industry, revenue, market capitalization. The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

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

Potentially dilutive stock options and securities as presented in the table below were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive. As the Company incurred losses for the three and six months ended September 30, 2024 and 2023, basic and diluted weighted-average shares are the same in the loss per share calculation, in accordance with ASC 260-10-45-20.

	September 30, 2024	September 30, 2023
Options to acquire common stock	1,796,550	299,957
Restricted stock units to acquire common stock	225,000	-
Warrants to acquire common stock	66,700	-
Series A convertible preferred stock	-	5,323,782
Series B convertible preferred stock	-	1,189,998
Convertible debt financing	-	2,242,679
	2,088,250	9,056,416

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

Reclassifications

The Company has reclassified certain costs totaling $614 and $991 previously classified as cost of sales for the three and six months ended September 30, 2023, respectively, to SG&A expenses to conform to the current year presentation.

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

NOTE 3. CASH

Cash consisted of the following as of September 30, 2024 and March 31, 2024.

	September 30, 2024	March 31, 2024
	$’000	$’000
Cash and cash equivalents	$725	$7,910
Restricted cash	1,825	-
Total Cash	$2,550	$7,910

Restricted cash represents amounts pledged as collateral against the trade finance facility that is currently limited to the issuance of letters of credit to suppliers. As of September 30, 2024, we have $1,940 of outstanding letters of credit issued to suppliers (see Note 6).

NOTE 4. INVENTORIES

Inventories are initially measured at cost and subsequently measured at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The following table details the primary categories for the periods presented.

	September 30, 2024	March 31, 2024
	$’000	$’000
Finished goods	$4,829	$2,680
Raw materials	720	721
Goods in transit	684	14
Finished goods on consignment	201	205
Total inventories	6,434	3,620
Inventory reserve	(1,103)	(1,390)
Total inventories, net	$5,331	$2,230

Third-party services are used to warehouse and distribute inventory. Per the terms of one third-party service contract, a lien may be placed on the Company’s inventory if the Company fails to make a payment for services within 30 days from the date the third-party supplier notifies the Company of an outstanding payment.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2024 and March 31, 2024.

	September 30, 2024	March 31, 2024
	$’000	$’000
Furniture and fixtures	$178	$177
Office equipment	57	57
Leasehold improvements	29	29
Software and website development	2,098	1,886
Computer equipment	133	121
Total property and equipment	2,495	2,270
Accumulated depreciation	(2,082)	(1,768)
Total property and equipment, net	$413	$502

Depreciation expense related to property and equipment was $106 and $162 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense related to property and equipment was $211 and $301 for the six months ended September 30, 2024 and 2023, respectively.

NOTE 6. TRADE FINANCE FACILITY

	September 30, 2024	March 31, 2024
	$’000	$’000
Trade finance facility	$906	$-
Total	$906	$-

The Company, through our PMA subsidiary, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of September 30, 2024 and March 31, 2024 the Company had a trade finance facility limit of $2,700 and $5,000, respectively.

Amounts owed relating to issued letters of credit do not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the company has the option of 195 days credit, in the form of a loan, before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%.

As of September 30, 2024 and March 31, 2024 the outstanding balance under the trade finance facility was $906 and $0 respectively. As of September 30, 2024 and March 31, 2024, there was $1,941 and $0, respectively, in outstanding pledged letters of credit by HSBC. As of September 30, 2024 , total pledged letters of credit and trade loans were $2,845, which was secured by $1,825, restricted cash held with HSBC. The trade finance facility is also secured by a guarantee by Perfect Moment Ltd. in the amount of $2,000.

NOTE 7. ADVANCE ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of September 30, 2024:

Note	Issuance Date	Maturity Date	Interest Rate	Net Proceeds	Obligations Related to Future Receipts	Obligations at September 30, 2024

Note 1	July 25, 2024	February 7, 2025	33%	$500	$746	$506
Note 2	August 23, 2024	March 18, 2025	33%	1,000	1,491	1,331
Note 3	September 25, 2024	March 11, 2025	34%	500	756	756
Total				$2,000	$2,993	2,593
Debt discount						(811)
Net						$1,782

Note 1, 2, and 3

During the period ended September 30, 2024, the Company received three secured advances from unaffiliated third parties’ totaling $2,000 for the purchase of future receipts/revenues of $2,993. Pursuant to the terms of the agreement, the unaffiliated third parties will auto withdraw an aggregate of $111 from the Company’s operating account weekly. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the average interest was imputed at a rate of 33% based on the face value of the note and the proceeds received. The Company may pay off the note for $2,472 if paid within 30 days of funding; for $2,562 if paid between 31 and 45 days of funding; or for $2,625 if paid within 46 to 60 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $2,993 to account for the future receipts sold and a debt discount of $993 to account for the difference between the liability related to the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the six months ended September 30, 2024, the Company paid $399 of the notes, and as such, the outstanding balance of the notes was $2,593 as of the period then ended. The Company amortized $181 of the debt discount during the period, resulting in unamortized balance of $811 as of September 30, 2024. As such, the balance of the notes net of unamortized discount was $1,782 as of September 30, 2024.

NOTE 8. COMMON STOCK

Common stock

Shares Issued for Services

During the six months ended September 30, 2024, the Company issued 280,241 shares of restricted common stock to vendors for services rendered and to be rendered with a fair value of $329. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance. During the period ended September 30, 2024 the Company amortized $111 of the value of the shares as the services were rendered and $218 of the remaining fair value of the shares was included as a prepaid asset as of September 30, 2024.

NOTE 9. RESTRICTED STOCK UNITS

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended September 30, 2024 is presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Non-vested at March 31, 2024	225,000	$801	$4.10
Granted	29,199	50	-
Vested/deemed vested	(29,199)	(204)	-
Forfeited	-	-	-
Non-vested at September 30, 2024	225,000	$647	$4.10

During the six months ended September 30, 2024, the Company issued 29,199 shares of restricted stock units to a vendor for services rendered with a fair value of $50. The shares were valued based on the market value of the Company’s stock price on the grant date and amortized over its vesting term.

The total fair value of restricted stock units that vested or deemed vested during the six months ended September 30, 2024 was $204 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2024, the amount of unvested compensation related to issuances of restricted stock award was $647 which will be recognized as an expense in future periods as the shares vest.

NOTE 10. STOCK OPTIONS

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

A summary of option activity for the period ended September 30, 2024 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2024	1,108,356	3.42	3.45	595
Granted	688,194	2.15	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2024	1,796,550	$2.94	3.11	$177

Vested September 30, 2024	610,996	$3.01		$177

Exercisable at September 30, 2024	417,237	$2.06		$177

During the six months ended September 30, 2024, the Company granted stock options to employees to purchase 688,194 shares of common stock for services rendered. The options have an average exercise price of $2.31 per share, expire in ten years, vesting equally over four years from the employees’ start date. The total fair value of these options at the grant date was approximately $1,444 using the Black-Scholes Option Pricing Model.

The total stock compensation expense recognized related to vesting of stock options for the six months ended September 30, 2024 and 2023 amounted to $508 and $14, respectively. As of September 30, 2024 the total unrecognized stock-based compensation was $2,652, which is expected to be recognized as part of operating expense through September 2028.

At September 30, 2024, the intrinsic value of the outstanding options under the 2021 Plan was $177.

The fair value of the share option awards was estimated using the Black-Scholes method and probability-weighted expected return method (PWERM) based on the following weighted-average assumptions:

Six Months Ended
September 30, 2024

Expected life in years	10
Stock price volatility	138.35% - 142.42%
Risk free interest rate	2.09% - 3.58%
Expected dividends	0%
Forfeiture rate	18.02 – 19.10%

NOTE 11. STOCK WARRANTS

A summary of warrant activity for the six months ended September 30, 2024 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2024	66,700	$7.50	4.87	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2024, all vested	66,700	$7.50	4.37	$-

No warrants were issued for the six months ended September 30, 2024.

As of September 30, 2024 the outstanding warrants had no intrinsic value.

NOTE 12. FOREIGN CURRENCY TRANSLATION

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Period end exchange rate:

	September 30, 2024	March 31, 2024
GBP:USD	1.33958	1.26254
HKD:USD	0.12870	0.12778
CHF:USD	1.18366	1.10871

Average exchange rate:

	Three Months Ended
	September 30, 2024	September 30, 2023
GBP:USD	1.30047	1.26569
HKD:USD	0.12822	0.12780
CHF:USD	1.15520	1.13147

	Six Months Ended
	September 30, 2024	September 30, 2023
GBP:USD	1.28116	1.25886
HKD:USD	0.12807	0.12768
CHF:USD	1.13043	1.12191

The following table, reported in USD, disaggregates our cash balances by currency denomination:

Cash denominated in:

	September 30, 2024	March 31, 2024
	$’000	$’000
USD	$2,204	$7,187
GBP	189	598
HKD	70	27
CHF	14	14
EUR	73	84
	$2,550	$7,910

Our cash primarily consists of funds held in bank accounts and third party payment platforms.

Cash held by Chase	$204	$6,180
Cash held by HSBC	490	1,637
Restricted cash held by HSBC	1,825	-
Cash held by other banks	20	45
Cash held by third party payment platforms	10	46
Petty cash	1	2
	$2,550	$7,910

With the exception of petty cash, all our cash consists of funds held in bank accounts and third-party payment platforms. The Company maintains the majority of cash at HSBC where the balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. At times, the cash balances may exceed the FDIC-insured limit. As of September 30, 2024, we do not believe we have any significant concentrations of credit risk due to the strong credit rating of HSBC and the cash balance is expected to be utilized within 6 months to fund working capital requirements. The cash held by other banks is within the $250 FDIC insured amount and cash held by third party payment platforms are short term timing balances.

13. COMMITMENTS AND CONTINGENCIES

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

On December 20, 2023, Aspen Skiing Company, LLC (“ASC”) filed a complaint against the Company in the United States District Court for the District of Colorado, alleging, among other things, trademark infringement, false association, false endorsement, unfair competition and deceptive trade practices by the Company (the “ASC Suit”). Management has determined, after the advice of legal counsel, that the claims and actions related to such complaint are not expected to have a material adverse effect on our financial condition because management believes that the lawsuit will not succeed on the merits and the risk of any material loss is remote. The claims relate to the Company’s social media posts of models and influencers in ski gondolas on the mountain owned by Aspen Skiing Company and now discontinued limited edition clothing sold by the Company that included images, which were licensed by the Company from a photographer, of a skier’s rest area in Aspen that Aspen Skiing Company calls the “AspenX Beach Club.” The complaint seeks injunctive relief, but no motion for injunctive relief has been filed in the suit. The complaint also seeks delivery of all infringing material to Aspen Skiing Company and an award of the Company’s profits and Aspen Skiing Company’s damages in an amount to be determined at trial, costs incurred by Aspen Skiing Company in the action, their attorney’s fees and treble damages.

In August 28, 2024 the Company and ASC entered into a Settlement Agreement (the “Settlement Agreement”) with respect to the ASC Suit. The Company agreed to terminate all marketing, distribution and sale of the PM DeDe Johnston Apparel and to terminate all use of any marketing and advertising in which an ASC Trademark (as that those terms are defined in the Settlement Agreement) is visible and recognizable, and to pay ASC the sum of $10,000.

Capital commitments - The Company had $3,026 purchase obligations as of September 30, 2024, related to purchase orders to factories for the manufacture of finished goods. $888 purchase obligations are to be financed by HSBC letters of credit and comprise the balance held as restricted cash on the condensed consolidated balance sheets.

NOTE 14. RELATED PARTY TRANSACTIONS

Certain directors of the Company and its subsidiaries previously provided consulting and advisory services for the Company which are recognized in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Below are the directors of the Company and its subsidiaries, that provide consulting and advisory services.

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

(A) Max Gottschalk (director of the Company)	$-	$46	$-	$91
(B) Tracy Barwin (director of the Company)	-	54	-	122
(C) Andreas Keijsers (director of a subsidiary)	-	12	-	24
Total Expenses	$-	$112	$-	$237

(A)	We, through PMA, are party to a consulting agreement with Max Gottschalk, dated May 15, 2019, which continues until terminated in accordance with its terms, during which Mr. Gottschalk is entitled to receive fees for services rendered amounting to £8,000 per month from April 2021 to November 2022 and £12,000 per month since December 2022. These amounts are in lieu of any other cash payments or equity awards Mr. Gottschalk may otherwise have been entitled to receive as a member of our board of directors.

(B)	We were party to a consulting agreement with Tracy Barwin, dated November 18, 2022, pursuant to which Ms. Barwin was entitled to receive £1,500 per day for services rendered with a minimum commitment of two days per month. These amounts were in lieu of any other cash payments or equity awards Ms. Barwin may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement with Ms. Barwin was terminated in October 2023 and replaced by an independent director agreement.

(C)	We, through PMA, were party to a consulting agreement with Arnhem Consulting Limited (“Arnhem”), a company controlled by Andre Keijsers, dated February 28, 2017, pursuant to which Arnhem was entitled to receive £1,200 per month for services rendered. The consulting agreement was terminated in September 2023 as a result of Mr. Keijsers becoming a director of the Company.

For 2024, all these related parties became board members, and were paid board fees of $118 in the aggregate for the six months end September 30, 2024. No other fees were paid to these individuals or entities during that period.

15. SUBSEQUENT EVENTS

Shares Issued for Services

Subsequent to September 30, 2024, the Company issued 50,000 shares of common stock to a vendor for services rendered and to be rendered with a fair value of $51. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Advance on Future Receipts

Subsequent to September 30, 2024 the Company received two additional secured advances from an unaffiliated third party totaling $1,179 for the purchase of future receipts/revenues of $1,761. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $60 from the Company’s operating account weekly. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the average interest was imputed at a rate of 33% based on the face value of the note and the proceeds received. The Company may pay off the note for $1,512 if paid within 30 days of funding; for $1,562 if paid between 31 and 45 days of funding; or for $1,612 if paid within 46 to 60 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $1,761 to account for the liability related to the future receipts sold and a debt discount of $582 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement. As part of the advance the Company paid off the remaining balance and amortized the remaining debt discount of Note 1(see Note 7).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

(Amounts in this Item 2 are presented in thousands, except (i) share and per share data and (ii) percentages)

Perfect Moment is a high-performance, luxury skiwear and lifestyle brand that fuses technical excellence with fashion-led designs. We create apparel and products that feature what we believe is an unmatched combination of fashion, form, function and fun for women, men and children.

Across all revenue channels, Perfect Moment distributes to over sixty countries. We design our products in-house and work with a variety of suppliers to manufacture materials and finished goods. Our collections are worn by an evolving list of celebrities and influencers whose perfect moments are captured across a range of social media platforms.

Revenue

Since fiscal year 2020, the company’s fiscal second quarter revenue averaged approximately 12% of the fiscal year’s total revenue, with the fiscal first half averaging only 15% of total annual revenue.

Total revenue for the six months ended September 30, 2024 was $4,808 compared to $6,876 for the six months ended September 30, 2023, a decrease of $2,068 or 30%. The decrease is primarily attributed to a collaboration with Hugo Boss in FY24 totaling $2,024 that ended in FY24. The remaining decrease of $44 is attributed to the timing of wholesale shipments of $98 offset by an increase in ecommerce of $54.

Total revenue for the three months ended September 30, 2024 was $3,833 compared to $5,888 for the three months ended September 30, 2023, a decrease of $2,054 or 35%. The decrease is primarily attributed to a collaboration with Hugo Boss that ended in FY24. The remaining decrease of $30 is attributed to timing of wholesale shipments of $120 or 4% offset by an increase in ecommerce of $90 or 8% attributed to enhanced brand awareness and the company’s focus on ecommerce.

The Company did not look to extend the two-year collaboration with Hugo Boss as the collaboration required the use of Perfect Moments supply chain, designers, and took precedence over all other wholesalers. The change allows management to continue building the foundations of future growth through better delivery times, improved quality, consistency, and extend our supplier relationships which will better serve our wholesale partners and direct to consumer channels, driving longer terms sustainable revenue growth.

Ecommerce

The Company has deployed strategies across the entire sales and marketing funnel as we focus on building a direct relationship with our customer, which we believe is an important step of following our customer from the ski slopes, to après, to the chalet, and eventually home expanding our product offering across all seasons.

We remain one of the most followed luxury ski brands globally and increased our followers across all social media platforms (Instagram, Facebook (Meta) and TikTok) increased by 1.6% from March 31, 2024 through September 30, 2024 and increased 19.2% compared to September 30, 2023. The number of unpaid celebrities and influencers driving the top of our funnel is extraordinary for a Company our size. The strength at the top of the funnel provides opportunities to move our customers through the funnel that not only leads to sales, but more importantly allows us to build a community and ultimately customer loyalty.

Gross revenue for the six months ended September 30, 2024, increased to $3,398 an increase of $795 or 31% compared to the six months ended September 30, 2023, driven by continued growth in ecommerce revenue. The end of season sale for autumn/winter 2023 (AW23) included an unusually high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. The Company experiences higher return rates on discounted products and for the six months ended September 30, 2024, our returns as a percentage of sales increased to 39% from 28% for the six months ended September 30, 2023. Overall, net revenue increased $54k or 3%.

Gross Profit and Margin

Our gross profit for the six months ended September 30, 2024 was $2,430 compared to $3,761 for the six months ended September 30, 2023, a decrease of $1,331 or 35%. The decrease is driven by lower sales that is primarily attributed to a two-year collaboration with Hugo Boss that ended in FY24. Our gross margins were 51% compared to 55% in the prior year. Improving our gross margins remains an important focus, and we anticipate our gross margins in our current fiscal year 2025 to significantly improve year-over-year. We are making significant progress across all our margin expansion projects including opening our first U.S. distribution center last month. Following the facility opening in October 2024, we realized an immediate improvement in operating efficiency. We will experience reduced duty costs for ecommerce orders in the second half of this fiscal year, which will drive improved gross margins compared to last year. The decrease in gross margin for the six months ended September 30, 2024 versus the six months ended September 30, 2023 is attributed to the end of season sale for autumn/winter 2023 (AW23) that included an unusually high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. We also had a greater percentage of ecommerce sales versus wholesale sales for the six months ended September 30, 2024 compared to September 30, 2023. Ecommerce margins are historically lower than wholesale.

Our gross profit for the three months ended September 30, 2024 was $2,071 compared to $3,279 for the three months ended September 30, 2023, a decrease of $1,208 or 37%. The decrease is driven by lower sales that is primarily attributed to a collaboration with Hugo Boss that ended in FY24. Our gross margins were 54.0% compared to 56% achieved in the prior year. The decrease in gross margin is attributed to the continuation of the end of season sale noted above plus a greater percentage of ecommerce sales versus wholesale sales for the six months ended September 30, 2024 compared to September 30, 2023. Ecommerce margins are historically lower than wholesale.

Third-Party Distribution Center Update

Historically, all ecommerce orders were dispatched from a third-party distribution center in the United Kingdom and in most instances the Company is paying duties to cross international borders. Compounding the margin dilution is the fact we were paying duties at full retail and not at a transfer price.

On July 15, 2024 we executed an agreement with Quiet Platforms to be our third party operated distribution center in the United States. The U.S. distribution center will improve our customer experience, lower our duty cost plus reduce outbound and return shipping cost in the U.S. market, which represented over 40% of our revenue for the fiscal year ended March 31, 2024. In fiscal year 2025 our ecommerce revenue will flow through the U.S. distribution center with Wholesale revenue running through the U.S. distribution center in fiscal year 2026. We are reviewing our European distribution strategy to improve margins in the fiscal year 2026, which represented over 30% of our revenue for the fiscal year ended March 31, 2024.

The Company has reclassified certain costs totaling $614 and $991 previously classified as cost of sales for the three and six months ended September 30, 2023, respectively, to SG&A expenses to conform to the current year presentation. For fiscal year ended March 31, 2024 and March 31, 2023, had we reclassified $3.2 million and $2.7 million, respectively, of costs of revenue to SG&A, the our adjusted gross margin would have been 50.9% and 48.7%.

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

In the past, Perfect Moment’s strong skiing heritage has been used to engage with a core ski audience for whom we believe the combination of technical performance and retro inspired designs resonate strongly. We believe the nature of skiing as a largely affluent, international pursuit means there is a large opportunity in aspirational, lifestyle-led social media engagement. We believe Perfect Moment has captured this social media opportunity to great effect, combining the style and form of the brand with celebrities, influencers, top-tier editorial, collaborations and luxury locations to create a distinct, fun and engaging aspirational lifestyle narrative. Beyond social media, we believe Perfect Moment has been able to deploy this same core brand proposition and narrative to direct digital marketing and traditional media, elevating brand profile and driving high levels of engagement simultaneously. Perfect Moment has also been able to build an effective online marketing engine driving large volumes of direct, organic search and paid search traffic to our ecommerce website, www.perfectmoment.com

Perfect Moment expects to continue its approach to social media, building its follower base through a similar and evolving mix of celebrities, influencers, editorials and locations. It also expects to continue to pursue and scale the effective search engine optimization and paid search strategies which have contributed to online sales growth, as well as direct marketing and customer engagement via direct customer communications. Perfect Moment is developing plans to leverage a new Perfect Moment owned physical store network to deepen its brand identity and profile, as well as drive higher levels of loyalty and engagement at the local level. On August 1, 2024 the Company executed a six-month lease for our first seasonal store in SOHO, New York for AW24 and on October 25, 2024 the Company commenced a three-month lease for our second seasonal store in Bicester, England.

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

Accelerate Digital Growth

Having used the wholesale channel to establish our brand globally, we believe we will become less reliant on wholesale partners during the next five years by committing more resources to our direct-to-consumer strategy and accelerating our digital growth. We believe technology and partnerships are the key underpinning factors in any e-commerce business and as such we will continue to enhance customer experience, focusing on mobile as the dominant growth channel and leveraging the emerging benefits of social and conversational commerce.

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

We believe there is a significant opportunity beyond our existing markets, with China representing the next market opening for Perfect Moment. China is projected to become the largest winter sports market, with people participating expected to reach 50 million by 2025 with one thousand ski resorts to be open by 2030, according to reports by Daxue Consulting and Capital Mind. We allocated a small amount of inventory to test the Chinese market directly in November 2024 on Tmall, using local partners to operate, with a digital approach to selling. We were originally forecasting to run losses with respect to such activities for two years, then become profitable from the third year of such activities, with China representing less than 10% of our revenue by 2027. The data we now have on this small test has led to exploring partnership models such as a Joint Venture, where we could benefit for local distribution, market expertise and financial support for inventory and marketing. We still believe the most significant hurdle to overcome with respect to our plan to enter the Chinese market is liquidity to fund the initial operating losses.

In order to offer a more localized experience to customers internationally, we intend to offer market-specific languages, currency and content, as well as strategic international shipping and distribution hubs. We plan to leverage our social media strategy and expand our network of social media ambassadors to grow our brand awareness globally.

Enhance Our Wholesale Network

Although in the next five years we will be mainly focused on accelerating digital growth and our direct-to-consumer channel, we still intend to continue broadening customer access and strengthening our global foothold in new and existing markets by strategically expanding our wholesale network and deepening current relationships. In all of our markets, we have an opportunity to increase sales by adding new wholesale partners and increasing volume in existing retailers. Additionally, we are focused on strengthening relationships with our retail partners through broader offerings, exclusive products and shop-in-shop formats, which are dedicated spaces within another company’s retail store on a short-term rental basis. We believe our retail partners have a strong incentive to showcase our brand as our products drive customer traffic and consistent full-price sell-through in their stores.

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

During the fiscal year ended March 31, 2024 and the six months ended September 30, 2024, we restructured and invested in our design, product development, merchandizing and production teams to create a pathway to execute this underpinning strategy. We launched our first spring / summer capsule encapsulating our new strategy at the end of Q1 FY25. We plan to then gradually increase our product offering as we evaluate demand, supply and profitability. As of this filing, we are ready to sell into the AW25 Wholesale Market which opens in December and closes in February for shipments in FY26. We have bolstered the team that includes hiring a Chief Merchant. The Chief Merchant is revising the calendar for 2026 (FY27) to increase the number of product drops, further capitalizing on opportunities to increase revenue and margin.

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

As our product range expands, we see the potential to further grow our community with a physical presence by opening directly operated stores. We already have a physical presence in department stores, operated under wholesale arrangements. Operating Perfect Moment owned stores would provide our community a home for the brand and act as a beacon for new or potential customers, but they also add extra complexity and risk. In order to test our retail model, we plan to first establish seasonal store locations. We evaluate each potential store location based on lease availability and projected viability, and plan to open popups in the fiscal year ending March 31, 2025 and year-round stores beginning the fiscal year ending March 31, 2027. On August 1, 2024 the Company executed a six-month lease for our first pop-up in SOHO, New York for AW24 and on October 25, 2024 the Company commenced a three-month lease for our second seasonal store in Bicester, England.

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

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended				Six Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023

Europe (excluding United Kingdom)	$1,948	51%	$1,857	31%	$2,124	44%	$2,032	30%
United States	958	25%	3,140	53%	1,325	28%	3,446	50%
United Kingdom	691	18%	653	11%	938	19%	1,065	15%
Rest of the World	236	6%	238	5%	420	9%	333	5%
Total Revenues	$3,833		$5,888		$4,807		$6,876

The decrease in United States revenue as a percentage of total revenue is primarily attributed to a collaboration with Hugo Boss in FY24 totaling $2,024 that ended in FY24.

The Company did not look to extend the two-year collaboration with Hugo Boss as the collaboration required the use of Perfect Moments supply chain, designers, and took precedence over all other wholesalers. The change allows management to continue building the foundations of future growth through better delivery times, improved quality, consistency, and extend our supplier relationships which will better serve our wholesale partners and direct to consumer channels, driving longer terms sustainable revenue growth.

The table below reflects Ecommerce net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended				Six Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023

Europe (excluding United Kingdom)	$229	20%	$192	18%	$405	20%	$351	17%
United States	406	35%	379	36%	721	35%	673	33%
United Kingdom	302	26%	375	35%	561	26%	786	39%
Rest of the World	218	19%	120	11%	390	19%	213	11%
Total Revenues	$1,155		$1,066		$2,077		$2,023

Supplier concentration

For the three months ended September 30, 2024 and 2023, the largest single supplier of manufactured goods produced 45% and 57%, respectively, of the Company’s products. For the three months ended September 30, 2024 and 2023, the single largest fabric supplier supplied 44% and 45%, respectively, of the fabric used to manufacture the Company’s products.

For the six months ended September 30, 2024 and 2023, the largest single supplier of manufactured goods produced 45% and 57%, respectively, of the Company’s products. For the six months ended September 30, 2024 and 2023, the single largest fabric supplier supplied 46% and 63%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

For the three months ended September 30, 2024, we had one major customer, which accounted for approximately 15% or $580 of total revenue. For the six months ended September 30, 2024, we had two major customers, which accounted for approximately 23% or $1,089 of total revenue. The related accounts receivable balance for these customers was $1,027 as of September 30, 2024, and $71 as of March 31, 2024.

For the three and six months ended September 30, 2023, we had two major customers, which accounted for approximately 47% or $2,786 of total revenue and 40% or $2,786 of total revenue, respectively. The related accounts receivable balance for these customers was approximately $760 as of September 30, 2023, and $41 as of March 31, 2023.

Key Financial Measures

We use the following US GAAP and non-US GAAP financial measures to assess the progress of our business, make decisions on where to allocate time and investment and assess then near-term and longer-term performance of our business:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Key Financial Measures
Net revenue
Wholesale	$2,678	$2,798	$2,731	$2,829
Ecommerce	1,155	1,066	2,077	2,023
Net revenue - subtotal	3,833	3,864	4,808	4,852
Collaboration	-	2,024	-	2,024
Total net revenue	3,833	5,888	4,808	6,876
Gross profit	2,071	3,279	2,430	3,761
Gross margin (1)	54%	56%	51%	55%
Loss from operations	(2,557)	(302)	(5,951)	(3,012)
Net loss	$(2,744)	$(1,511)	$(6,132)	$(4,184)
Adjusted EBITDA (2)	$(1,996)	$(958)	$(4,898)	$(2,920)

(1)	Gross margin is defined as gross profit as a percentage of total net revenue.

(2)	We define “Adjusted EBITDA” as net loss excluding interest expense, income tax benefit (expense), depreciation and amortization and stock-based compensation expense. Adjusted EBITDA is a measure that is not defined in US GAAP. For further information about how we calculate Adjusted EBITDA, the limitations of its use and a reconciliations to the most comparable US GAAP measure.

Results of Operations

Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

The following is a comparison of our results of operations for the three months ended September 30, 2024 and 2023.

	Three months ended September 30,
	2024	2023	Change

(Amounts in thousands)
Statements of operations data:
Net revenue
Wholesale	$2,678	$2,798	$(120)
Ecommerce	1,155	1,066	89
Revenue - subtotal	3,833	3,864	(31)
Collaborations	-	2,024	(2,024)
Total Revenue	3,833	5,888	(2,055)
Cost of goods sold	1,762	2,609	(847)
Gross profit	2,071	3,279	(1,208)
Operating expenses
Selling, general and administrative expenses	3,923	2,693	1,230
Marketing and advertising expenses	705	888	(183)
Total operating expenses	4,628	3,581	1,047
Loss from operations	(2,557)	(302)	(2,255)
Interest expense	(188)	(392)	204
Foreign currency transactions gains/(losses)	1	(817)	818
Net loss	(2,744)	(1,511)	(1,233)
Other comprehensive gains/(losses)
Foreign currency translation gains	21	739	(718)
Comprehensive loss	$(2,723)	$(772)	$(1,951)

Revenue

Total revenue for the three months ended September 30, 2024 was $3,833 compared to $5,888 for the three months ended September 30, 2023, a decrease of $2,055 or 35%. The decrease is primarily attributed to a collaboration with Hugo Boss in FY24 that ended FY24. The remaining decrease of $30 is attributed to timing of wholesale shipments of $120 or 4% offset by an increase in ecommerce of $90 or 8% attributed to enhanced brand awareness and the company’s focus on ecommerce. Ecommerce gross revenue increased to $1,671 an increase of $356 or 27% compared to the three months ended September 30, 2023. The end of season sale for autumn/winter 2023 (AW23) included an unusually high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. The Company experiences higher return rates on discounted products and for the three months ended September 30, 2024, our returns as a percentage of sales increased to 31% from 23% for the six months ended September 30, 2023.

The Company did not look to extend the two-year collaboration with Hugo Boss as the relationship required the use of Perfect Moments supply chain, designers, and took precedence over all other wholesalers. The change allows management to continue building the foundations of future growth through better delivery times, improved quality, consistency, and extend our supplier relationships which will better serve our wholesale partners and direct to consumer channels, driving longer terms sustainable revenue growth.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2024 was $1,762 compared to $2,609 for the three months ended September 30, 2023, a decrease of $847 or 32%. The change in cost of goods sold is primarily attributed to a decline in sales.

Gross profit and gross margin

Our gross profit for the three months ended September 30, 2024, was $2,071 compared to $3,279 for the three months ended September 30, 2023, a decrease of $1,208 or 37%. The decrease in gross profit is primarily attributed to a collaboration with Hugo Boss that ended in FY24. Our gross margins were 54% compared to 56% in the prior year. Improving our gross margins remains an important focus, and we anticipate our gross margins in our current fiscal year 2025 to significantly improve year-over-year. We are making significant progress across all our margin expansion projects including opening our first U.S. distribution center in October 2024. Following the facility opening, we realized an immediate improvement in operating efficiency. We will experience reduced duty costs for ecommerce orders in the second half of this fiscal year, which will drive improved gross margins compared to last year. The decrease in gross margin for the current quarter is attributed to the continuation of the end of season sale for autumn/winter 2023 (AW23) that included an unusually high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. In addition, the Company had a greater percentage of ecommerce sales versus wholesale sales for the three months ended September 30, 2024 compared to September 30, 2023. Ecommerce margins are historically lower than wholesale.

The Company has reclassified certain costs totaling $614 and $991 previously classified as cost of sales for the three and six months ended September 30, 2023, respectively, to SG&A expenses to conform to the current year presentation.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of personnel related expenses, stock compensation expense, legal and professional fees, depreciation and amortization, other selling, information technology, occupancy costs, travel and product sample costs.

SG&A expenses for the three months ended September 30, 2024 were $3,923 compared to $2,693 for the three months ended September 30, 2023, an increase of $1,230 or 46%. The increase is primarily attributed to an increase in stock compensation expense of $667, an increase in people costs to support growth initiatives totaling $204, an increase in warehousing and merchant services due to increased returns totaling $152, increased legal and professional fees of $119 attributed to the ASC litigation that has been settled and incremental public company costs, dues and subscriptions of $83 primarily attributed to NYSE, and increased insurance cost of $75 attributed to D&O.

Marketing and advertising expense

Marketing and advertising expenses for the three months ended September 30, 2024 were $705 compared to $888 for the three months ended September 30, 2023, a decrease of $183 or 21%. The decrease is primarily attributed to lower event costs $277 leveraging our collaboration with Diageo as the management is focused on lowering costs and return on investment, offset by the timing of photoshoots of $67, and digital marketing costs of $55 to support growth.

Marketing and Brand Highlights

● The total social audience reached by content posted by global key opinion leaders (KOLs)1 about Perfect Moment was more than 203.3 million during Q2. This represents the total combined followers of the celebrities, influencers, models, media publications, and fashion industry notables who organically posted about the brand during the quarter globally. Notable highlights include Instagram posts by Priyanka Chopra Jonas (92.1 million followers) and Nick Jonas (35.4 million followers) wearing & tagging @perfectmomentsports. Nina Dobrev also posted wearing Perfect Moment to her stories for her 26.2 million followers, as well as an Instagram story by Jasmine Tookes tagging @perfectmomentsports for her 7.5 million followers.

● The total number of unique visitors per month (UVPM) reached more than 1.2 billion during the period. This is the combined sum of UVPM reached by all global digital media coverage achieved during the quarter.

● Global media coverage during the quarter included an exclusive in Women’s Wear Daily on the new Soho store opening, as well as coverage across ELLE, Vogue Scandinavia, Vogue India, The Standard, Hello! Magazine, Fashion Network, Fashion United.

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

Foreign currency transactions gains (losses)

Foreign currency transactions increased favourably by $818, from a loss of $817 for the three months ended September 30, 2023 to a gain of $1 for the three months ended September 30, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Foreign currency translation gains (losses)

Foreign currency translation gains (losses) result from the process of translating the financial statements of our foreign entities’ functional currency into USD. Foreign currency translation gains decreased by $718, from $739 for the three months ended September 30, 2023 to $21 for the three months ended September 30, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Six Months Ended September 30, 2024 as Compared to the Six Months Ended September 30, 2023

The following is a comparison of our results of operations for the Six months ended September 30, 2024 and 2023.

	Six months ended September 30,
	2024	2023	Change

Statements of operations data:
Net revenue
Wholesale	$2,731	$2,829	$(98)
Ecommerce	2,077	2,023	54
Revenue - subtotal	4,808	4,852	(44)
Collaborations	-	2,024	(2,024)
Total Revenue	4,808	6,876	(2,068)
Cost of goods sold	2,378	3,115	(737)
Gross profit	2,430	3,761	(1.331)
Operating expenses
Selling, general and administrative expenses	7,223	5,176	2,047
Marketing and advertising expenses	1,158	1,597	(439)
Total operating expenses	8,381	6,773	1,608
Loss from operations	(5,951)	(3,012)	(2,939)
Interest expense	(194)	(766)	572
Foreign currency transactions gains (losses)	13	(406)	(419)
Net loss	(6,132)	(4,184)	(1,948)
Other comprehensive gains
Foreign currency translation gains	7	351	(344)
Comprehensive loss	$(6,125)	$(3,833)	$(2,292)

Revenue

Total revenue for the six months ended September 30, 2024 was $4,808 compared to $6,876 for the six months ended September 30, 2023, a decrease of $2,068 or 30%. The decrease is primarily attributed to a collaboration with Hugo Boss in FY24 totaling $2,024 that ended in FY24. The remaining decrease of $44 is attributed to timing of wholesale shipments of $98 offset by an increase in ecommerce of $54 attributed to enhanced brand awareness and the company’s focus on ecommerce. Ecommerce gross revenue increased to $3,398 an increase of $795 or 31% compared to the six months ended September 30, 2023, driven by continued growth in ecommerce revenue. The end of season sale for autumn/winter 2023 (AW23) included an unusually high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. The Company experiences higher return rates on discounted products and for the six months ended September 30, 2024, our returns as a percentage of sales increased to 39% from 28% for the six months ended September 30, 2023.

The Company did not look to extend the two-year collaboration with Hugo Boss as the relationship required the use of Perfect Moments supply chain, designers, and took precedence over all other wholesalers. The change allows management to continue building the foundations of future growth through better delivery times, improved quality, consistency, and extend our supplier relationships which will better serve our wholesale partners and direct to consumer channels, driving longer terms sustainable revenue growth.

Cost of goods sold

Cost of goods sold for the six months ended September 30, 2024 was $2,378 compared to $3,115 for the six months ended September 30, 2023, a decrease of $737 or 24%. The change in cost of goods sold is primarily attributed to a decline in sales.

Gross Profit and gross margin

Our gross profit for the six months ended September 30, 2024 was $2,430 compared to $3,761 for the six months ended September 30, 2023, a decrease of $1,331 or 35%. The decrease in gross profit is primarily attributed to a collaboration with Hugo Boss in FY24 that ended in FY24. Our gross margins were 51% compared to 55% in the prior year. Improving our gross margins remains an important focus, and we anticipate our gross margins in our current fiscal year 2025 to significantly improve year-over-year. We are making significant progress across all our margin expansion projects including opening our first U.S. distribution center in October 2024. Following the facility opening, we realized an immediate improvement in operating efficiency. We will experience reduced duty costs for ecommerce orders in the second half of this fiscal year, which will drive improved gross margins compared to last year. The decrease in gross margin for the six months ended September 30, 2024 versus the six months ended September 30, 2023 is attributed to the end of season sale for autumn/winter 2023 (AW23) that included an unusually high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. We also had a greater percentage of ecommerce sales versus wholesale sales for the six months ended September 30, 2024 compared to September 30, 2023. Ecommerce margins are historically lower than wholesale.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses for the six months ended September 30, 2024 were $7,223 compared to $5,176 for the six months ended September 30, 2023, an increase of $2,047 or 39%. The increase is primarily attributed to an increase in stock compensation expense of $842, an increase in people costs to support growth initiatives totaling $409, an increase in warehousing and merchant services due to increased returns totaling $331, increased legal fees and professional fees of $255 attributed to the ASC litigation that has been settled and incremental public company costs, increased insurance cost of $188 attributed to D&O, and dues and subscriptions of $129 attributed to NYSE.

Marketing and advertising expense

Marketing and advertising expenses for the six months ended September 30, 2024 were $1,158 compared to $1,597 for the six months ended September 30, 2023, a decrease of $439 or 28%. The decrease is primarily attributed to lower event costs $341 leveraging our collaboration with Diageo, no amortization of marketing services totaling $185 in the prior year offset digital marketing costs of $53 to support growth.

Marketing and Brand Highlights

● The total social audience reached by content posted by global KOLs about Perfect Moment was more than 337.6 million during the period. This represents the total combined followers of the celebrities, influencers, models, media publications, and fashion industry notables who organically posted about the brand during the quarter globally. Notable highlights include Instagram posts by Priyanka Chopra (92.1 million followers), Nick Jonas (35.4 million followers) Paris Hilton (26.2 million followers) wearing and tagging @perfectmomentsports.

● The total number of unique visitors per month (UVPM) reached more than 2.6 billion during the period. This is the combined sum of UVPM reached by all global digital media coverage achieved during the quarter.

● Global media coverage during the quarter included an exclusive article in British Vogue featuring the company’s new Spring Summer 2024 (“SS24”) campaign photographed by Grace Burns, as well as coverage across Women’s Wear Daily for SS24 and the new Soho store opening, Vogue Hong Kong, Vogue Scandinavia, Vogue India, Vanity Fair, Harper’s BAZAAR, The Telegraph, WhoWhatWear, Grazia, The Impression, Elle, The Standard, Hello! Magazine, Fashion Network, and Fashion United.

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

Foreign currency transactions gains (losses)

Foreign currency transactions increased favourably by $419, from a loss of $406 for the six months ended September 30, 2023 to a gain of $13 for the six months ended September 30, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Foreign currency translation gains (losses)

Foreign currency translation gains (losses) result from the process of translating the financial statements of our foreign entities’ functional currency into USD. Foreign currency translation gains decreased by $344, from $351 for the six months ended September 30, 2023 to $7 for the six months ended September 30, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

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

	For the Three months Ended		For the Six months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net loss, as reported	$(2,744)	$(1,511)	$(6,132)	$(4,184)

Adjustments:
Interest expense	189	392	194	766
Stock compensation expense	342	4	712	14
Amortization of pre-paid marketing and services	111	-	111	185
Depreciation and amortization	106	157	217	299
Total EBITDA adjustments	748	553	1,234	1,264
Adjusted EBITDA	$(1,996)	$(958)	$(4,898)	$(2,920)

The $1,038 decrease in adjusted EBITDA for the three months ended September 30, 2024 compared to the same period in 2023, is primarily attributed to lower margin of $1,208 primarily attributed to a collaboration with Hugo Boss that ended in FY24, an increase in people costs to support growth initiatives totaling $204, an increase in warehousing and merchant services due to increased returns totaling $152, increased legal fees of $119 attributed to the ASC litigation that has been settled and SEC legal fee, dues and subscriptions of $83 attributed to NYSE, and increased insurance cost of $75 attributed to D&O, all offset by favorable currency transactions totaling $818, and lower marketing and advertising of $183.

The $1,978 decrease in Adjusted EBITDA for the six months ended September 30, 2024 compared to the same period in 2023, is primarily attributed to lower margin of $1,331 primarily attributed to a collaboration with Hugo Boss that ended in FY24, an increase in people costs to support growth initiatives totaling $409, an increase in warehousing and merchant services due to increased returns totaling $331, increased legal fees of $255 attributed to the ASC litigation that has been settled and SEC legal fees, increased insurance cost of $188 attributed to D&O, and dues and subscriptions of $129 attributed to NYSE, all offset by favorable currency transactions totaling $419, and lower marketing and advertising of $439.

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $725, restricted cash of $1,825 and an accumulated deficit of $55,109. Historically, Perfect Moment has generated negative cash flows from operations and has primarily financed its operations through private and public sales of equity securities, debt and working capital finance. Overall, cash and cash equivalents and restricted cash, in aggregate, decreased by $5,360 million, from $7,910 million as of March 31, 2024 to $2,550 million as of September 30, 2024.

The Company, through PMA, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of September 30, 2024 and March 31, 2024 the Company had an trade finance facility limit of $2,700 and $5,000 respectively.

Amounts owed relating to issued letters of credit do not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the company has the option of 195 days credit, in the form of a loan, before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%.

As of September 30, 2024 and March 31, 2024 the outstanding balance under the trade finance facility was $906 and $0 respectively. As of September 30, 2024 and March 31, 2024, there was $1,941 and $0, respectively, in outstanding pledged letters of credit by HSBC. As of September 30, 2024 , total pledged letters of credit and trade loans sum to $2,845, which was secured by a charge of $1,825, held as restricted cash held with HSBC. The trade finance facility is also secured by a guarantee by Perfect Moment Ltd. in the amount of $2.0 million.

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

As of September 30, 2024, our cash and cash equivalents and restricted cash are mainly held in U.S. dollar, U.K. pound sterling, Hong Kong dollar, and euro cash accounts with high credit quality financial institutions. As a result of the seasonality of our business, we typically draw down on our trade finance facilities during summer, fall and early winter to meet a large proportion of the cost of goods associated with the manufacture of our fall/winter collection. Trade finance and debt factoring facilities support our working capital cycle through to the late fall/winter season when wholesale receivables are paid and ecommerce revenues increase.

Our ability to fund inventory, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 6 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive that the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections set forth in our other filings with the Securities and Exchange Commission, including the Form 10-K, titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

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

The following table shows summary consolidated cash flow information for the periods presented:

	Six months ended September 30,
	2024	2023

Consolidated statement of cash flow data:
Net cash used in operating activities	$(7,734)	$(1,850)
Net cash used in investing activities	(102)	(82)
Net cash provided by financing activities	$2,507	$2,026

Cash Flows from Operating Activities

During the six months ended September 30, 2024, operating activities used $7,734 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $6,132, an adjustment to add back non-cash charges of $961 and a net cash outflow from changes in operating assets and liabilities of $2,563. Net cash used by changes in operating assets and liabilities during the six months ended September 30, 2024 consisted primarily of an inflow of cash from a $2,559 increase in trade payables, a $908 increase in unearned revenue, offset by a cash outflow as a result of a $2,811 increase in inventories, $1,435 increase in accounts receivable, $1,425 increase in prepaids and other current assets and a $359 decrease in accrued expenses.

During the six months ended September 30, 2023, operating activities used $1,850 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $4,184, an adjustment to add back non-cash charges of $1,718 and a net cash inflow from changes in operating assets and liabilities of $616. Net cash used by changes in operating assets and liabilities during the six months ended September 30, 2023 consisted primarily of an inflow of cash as a result of a $1,891 increase in unearned revenue, an increase of $1,469 in trade payables, an increase of $305 in accrued expenses and a decrease of $122 in prepaids and other current assets, offset by an outflow of cash as a result of a $1,399 increase in accounts receivable, and a $1,769 increase in inventories. The movements being general timing of working capital receipts and payments.

Cash Flows from Investing Activities

Cash used in investing activities was $102 in the six months ended September 30, 2024 and $82 in the six months ended September 31, 2023, an increase of $20, primarily due to an increase of software and website development capital expenditures.

Cash Flows from Financing Activities

Net cash obtained from financing activities during the six months ended September 30, 2024 was $2,507 mainly attributed to $2,000 net proceeds from short term borrowings and $906 in net proceeds from trade finance facilities, offset by $399 in repayment of short term borrowings.

Net cash obtained from financing activities during the six months ended September 30, 2023 was $2,026 primarily resulting from $2,179 net proceeds from the issuance of common shares and $847 in proceeds from trade finance facilities, offset by $875 repayment of trade finance facilities and $125 of deferred offering costs.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risk primarily include:

Interest rate risk

The fair value of our cash equivalents, held primarily in cash deposits, have not been significantly impacted by increases or decreases in interest rates to date, due to the short term nature of these instruments. The interest expense associated with our letter of credit trade finance facility and debt factoring facilities are composed of a fixed spread over HIBOR or SOFR. The fee associated with revenue financing is fixed and the interest rate on our convertible bridge loan is accrued at a fixed rate also. We are exposed to interest rate risk where the interest expense associated with our financing arrangements is depending upon HIBOR or SOFR, a floating reference rate, or in the event that the fixed interest rate associated with our financing arrangements is increased upon roll-over of the financing arrangement at its contractual maturity. Fluctuations in interest rates have not been significant to date. We do not expect that interest rates will have a material impact on our results of operations, owing to the size and short-term nature of the floating rate financing arrangements and the fixed rate nature of the convertible bridge loan that is expect to convert to equity before its contractual maturity on February 15, 2024.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6 - EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024

3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024

4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023

4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024

10.1	Subordinated Business Loan and Security Agreement dated July 25, 2024	8-K	001-41930	10.1	August 29, 2024

10.2	Subordinated Business Loan and Security Agreement dated August 23, 2024	8-K	001-41930	10.2	August 29, 2024

10.3	Standard Merchant Cash Advance Agreement dated September 25, 2024

10.4	Subordinated Business Loan and Security Agreement dated October 2, 2024

10.5	Subordinated Business Loan and Security Agreement dated October 23, 2024

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFECT MOMENT LTD.

Date: November 14, 2024	By:	/s/ Mark Buckley
Mark Buckley
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Financial and Accounting Officer)

