Form 10-Q
period 2024-12-31
Perfect Moment Ltd.
filed 2025-02-14
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41930

Perfect Moment Ltd.

(Exact name of registrant as specified in its charter)

Delaware	86-1437114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 5th Ave Ste 1219 New York, NY 10001
(Address of principal executive offices)

315-615-6156

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

As of February 6, 2025 there were 16,894,750 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2024	March 31, 2024
	unaudited
Assets
Current assets:
Cash and cash equivalents	$2,772	$7,910
Restricted cash	1,351	-
Accounts receivable, net	2,747	1,035
Inventories, net	4,484	2,230
Prepaid and other current assets	1,127	742
Total current assets	12,481	11,917
Non-current assets:
Property and equipment, net	510	502
Operating lease right of use asset	70	143
Deferred offering costs	139	-
Other non-current assets	34	47
Total non-current assets	753	692
Total Assets	$13,234	$12,609

Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	$1,739	$1,584
Accrued expenses (including $1,143 of delinquent payroll taxes as of December 31, 2024)	3,439	2,697
Trade finance facility	2,703	-
Short-term borrowings, net of discount of $941	1,917	-
Convertible note	2,000
Operating lease obligations, current portion	66	101
Unearned revenue	459	420
Total current liabilities	12,323	4,802
Non-current liabilities:
Operating lease obligations, long-term portion	4	44
Total non-current liabilities	4	44
Total Liabilities	12,327	4,846

Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 16,557,889 and 15,653,449 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	1	1
Additional paid-in capital	58,603	56,824
Accumulated other comprehensive loss	(106)	(85)
Accumulated deficit	(57,591)	(48,977)
Total shareholders’ equity	907	7,763
Total Liabilities and Shareholders’ Equity	$13,234	$12,609

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023

Revenues:
Wholesale	$7,335	$7,829	$10,066	$10,658
Collaborations	91	1,145	91	3,169
Ecommerce	3,716	3,752	5,793	5,775
Retail	516	-	516	-
Total Revenue	11,658	12,726	16,466	19,602
Cost of goods sold	5,269	6,099	7,647	9,214
Gross Profit	6,389	6,627	8,819	10,388
Operating Expenses:
Selling, general and administrative expenses	6,649	4,420	13,871	9,591
Marketing and advertising expenses	1,034	1,479	2,192	3,081
Total operating expenses	7,683	5,899	16,063	12,672
(Loss)/income from operations	(1,294)	728	(7,244)	(2,284)
Interest expense	(1,046)	(403)	(1,241)	(1,169)
Foreign currency transaction (losses)/gains	(142)	879	(129)	473

Net (loss)/income	(2,482)	1,204	(8,614)	(2,980)
Other comprehensive losses
Foreign currency translation losses	(28)	(758)	(21)	(407)

Comprehensive (loss)/income	$(2,510)	$446	$(8,635)	$(3,387)

Net (loss)/income per share to common stockholders – basic	$(0.15)	$0.23	$(0.54)	$(0.58)
Net (loss)/income per share to common stockholders – diluted	$(0.15)	$0.08	$(0.54)	$(0.58)
Weighted average number of common shares outstanding – basic	16,177,559	5,233,402	15,869,964	5,133,187
Weighted average number of common shares outstanding – diluted	16,177,559	14,236,268	15,869,964	5,133,187

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Amounts in thousands, except share data)

(Unaudited)

	Preference Shares							Accumulated		Total
	Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance -September 30, 2023	5,323,782	$1	1,189,998	$-	5,233,402	$-	$38,103	$554	$(44,439)	$(5,781)
Stock compensation expense for employee vested options	-	-	-	-	-	-	4	-	-	4
Foreign currency translation adjustment	-	-	-	-	-	-	-	(758)	-	(758)
Net income	-	-	-	-	-	-	-	-	1,204	1,204
Balance - December 31, 2023	5,323,782	$1	1,189,998	$-	5,233,402	$-	$38,107	$(204)	$(43,235)	$(5,331)

Balance – September 30, 2024	-	$-	-	$-	15,962,889	$1	$57,865	$(78)	$(55,109)	$2,679
Fair value of shares issued for services	-	-	-	-	335,000	-	352	-	-	352
Stock compensation on vested RSU’s	-	-	-	-	260,000	-	285	-	-	285
Stock compensation expense for employee vested options	-	-	-	-	-	-	101	-	-	101

Foreign currency translation adjustment	-	-	-	-	-	-	-	(28)	-	(28)
Net loss	-	-	-	-	-	-	-	-	(2,482)	(2,482)
Balance - December 31, 2024	-	$-	-	$-	16,557,889	$1	$58,603	$(106)	$(57,591)	$907

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preference Shares							Accumulated		Total
	Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance -March 31, 2023	5,323,782	$1	1,189,998	$-	4,824,352	$-	$35,910	$203	$(40,255)	$(4,141)
Stock compensation expense for employee vested options	-	-	-	-	-	-	18	-	-	18
Issuance of common stock	-	-	-	-	409,050	-	2,179	-	-	2,179
Foreign currency translation adjustment	-	-	-	-	-	-	-	(407)	-	(407)
Net loss	-	-	-	-	-	-	-	-	(2,980)	(2,980)
Balance - December 31, 2023	5,323,782	$1	1,189,998	$-	5,233,402	$-	$38,107	$(204)	$(43,235)	$(5,331)

Balance - March 31, 2024	-	$-	-	$-	15,653,449	$1	$56,824	$(85)	$(48,977)	$7,763

Fair value of shares issued for services	-	-	-	-	615,241	-	681	-	-	681
Stock compensation on vested RSU’s	-	-	-	-	289,199	-	489	-	-	489
Stock compensation expense for employee vested options	-	-	-	-	-	-	609	-	-	609
Foreign currency translation adjustment	-	-	-	-	-	-	-	(21)	-	(21)
Net loss	-	-	-	-	-	-	-	-	(8,614)	(8,614)
Balance - December 31, 2024	-	$-	-	$-	16,557,889	$1	$58,603	$(106)	$(57,591)	$907

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities:
Net loss	$(8,614)	$(2,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290	437
Bad debt expense	46	169
Inventory reserve	(215)	419
Unrealized foreign exchange loss	-	(371)
Stock based compensation cost on vested options and RSU’s	1,098	18
Amortization of stock based marketing and other services	419	185
Amortization of debt discount	1,160	493
Accrued interest	29	600
Changes in operating assets and liabilities:
Accounts receivable	(1,740)	(2,571)
Inventories	(2,039)	(1,822)
Prepaid and other current assets	(131)	(158)
Operating lease right of use asset	74	217
Other non-current assets	3	-
Operating lease liability	(74)	(223)
Trade payables	154	704
Accrued expenses	721	1,537
Unearned revenue	39	268
Net cash used in operating activities	(8,780)	(3,078)

Cash flows from investing activities:
Purchases of property and equipment	(287)	(194)
Net cash used in investing activities	(287)	(194)

Cash flows from financing activities:
Deferred offering costs	(139)	(923)
Proceeds from trade finance facilities, net	2,849	1,847
Repayment of trade finance facilities, net	(147)	(874)
Proceeds from convertible note	2,000	-
Proceeds from issuance of common shares, net	-	2,179
Proceeds from short-term borrowings, net	4,604	-
Repayment of short-term borrowings	(3,846)	-
Net cash provided by financing activities	5,321	2,229

Effect of Exchange Rate Changes on Cash	(41)	(126)
Net Change in Cash and Cash Equivalents and Restricted Cash	(3,787)	(1,169)
Cash and Cash Equivalents and Restricted Cash – beginning of the period	7,910	4,712
Cash and Cash Equivalents and Restricted Cash – end of the period	$4,123	$3,543

Supplemental disclosures of cash flow information:
Interest paid on borrowings and bank loans	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Fair value of unamortized stock-based marketing and other services	$262	$-
Recognition of debt discount on short-term borrowings	$2,280	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended December 31, 2024 and 2023

(Amounts in thousands, except share and per share data and exchange rate data)

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

Perfect Moment Ltd., a Delaware corporation (“Perfect Moment” or “PML” and, together with its subsidiaries unless the context otherwise requires, the “Company”), is an owner and operator of a luxury fashion brand that offers ski, swim, and activewear collections under the brand name Perfect Moment. The Company’s collections are sold directly to customers through e-commerce, sales to wholesale accounts and through other sales partnerships.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at December 31, 2024, results of operations for the three and nine months ended December 31, 2024 and 2023, consolidated statements of shareholders’ equity for the three and nine months ended December 31, 2024 and 2023, and cash flows for the nine months ended December 31, 2024 and 2023. The Company’s results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2024. The terms “fiscal 2025” and “fiscal 2024” refer to the Company’s fiscal year ending March 31, 2025 and fiscal year ended March 31, 2024, respectively. The figures in the notes to the financials are presented in thousands, therefore the 000’s are removed.

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

Through December 31, 2024, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, the issuance of common stock, convertible debt, and preferred stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $8,614 for the nine months ended December 31, 2024 and used cash in operations of $8,780 during the period. As of December 31, 2024, the Company had an accumulated deficit of $57,591. Also, we have accrued approximately $1,143 of delinquent payroll taxes.

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

Management’s plans to alleviate the conditions that raise substantial doubt include:

●	Taking out short-term loans, purchase order financing and debt factoring to assist with working capital shortfalls

●	Exploring sources of long-term funding in the private markets and additional equity financing

●	Closely monitoring the collection of debts

●	Cost-reduction initiatives aimed at improving operational efficiency and preserving liquidity

●	Strategies and plans in place to deliver improved margins in the next financial year

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

The Company estimates returns on an ongoing basis to estimate the consideration from the customer that the Company expects to ultimately receive. Consideration in determining the Company’s estimates for returns may include agreements with customers, the Company’s return policy and historical and current trends. The Company records the returns as a reduction to net sales in its consolidated statements of operations and the recognition of a provision for returns within accrued expenses in its consolidated balance sheets and the estimated value of inventory expected to be returned as an adjustment to inventories, net. As of December 31, 2024 and March 31, 2024, the returns provision was $704 and $346, respectively.

Revenue is comprised of direct-to-consumer ecommerce revenue through the Company’s website and revenue related to wholesalers, revenue related to retail stores, and revenue related to short-term collaborations. The following table details the revenue split:

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Wholesale revenues	$7,335	$7,829	$10,066	$10,658
Ecommerce revenues	3,716	3,752	5,793	5,775
Retail revenues	516	-	516	-
Revenues - subtotal	$11,567	$11,581	$16,375	$16,433
Collaboration revenues	91	1,145	91	3,169
Total	$11,658	$12,726	$16,466	$19,602

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

- outbound duties; and

- reserves for inventory.

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts and ecommerce partners. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable using the incurred loss methodology. Receivables are written off against the allowance when management believes that it is probable the amount receivable will not be recovered. Additionally, the Company records higher allowances in the first and third quarters following its peak sales seasons after the Company determines it to be probable that it will not collect the related receivables. As of December 31, 2024 and March 31, 2024, the Company had $587 and $558, respectively, in allowances for doubtful accounts. Accounts Receivable, net of allowances, as of December 31, 2024 and March 31, 2024 was $2,747 and $1,035, respectively.

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

Deferred Offering Costs

Deferred offering costs consist primarily of legal, accounting and underwriters’ fees incurred related to equity financing. These deferred costs are deferred and then charged against the proceeds received once the equity financing occurs or are charged to expense if the financing does not occur.

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

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended				Nine Months Ended
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023

Europe (excluding United Kingdom)	$4,214	36%	$4,801	38%	$6,338	38%	$6,833	35%
United States	4,187	36%	4,743	37%	5,512	34%	8,189	42%
United Kingdom	2,222	19%	2,402	19%	3,160	19%	3,467	18%
Rest of the World	1,035	9%	780	6%	1,456	9%	1,113	5%
Total	$11,658		$12,726		$16,466		$19,602

Supplier concentration

For the three months ended December 31, 2024 and 2023, the largest single supplier of manufactured goods to the Company produced 62% and 92%, respectively, of the Company’s products. For the three months ended December 31, 2024 and 2023, the Company made no fabric purchases.

For the nine months ended December 31, 2024 and 2023, the largest single supplier of manufactured goods to the Company produced 40% and 75%, respectively, of the Company’s products. For the nine months ended December 31, 2024 and 2023, the single largest fabric supplier to the Company supplied 46% and 63%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

No single customer accounted for more than 10% of total revenue for the three and nine months ended December 31, 2024.

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

Stock-based compensation

The Company accounts for equity-based awards according to ASC 505 and 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period.

The Company measures fair value as of the grant date for options and warrants using the Black Scholes option pricing model and for common share awards using a weighted average of the Black Scholes method and probability-weighted expected return method (PWERM).

The inputs into the Black Scholes option pricing model are subjective and generally require significant judgment. The fair value of the shares of common and preferred stock has historically been determined by the Company’s management with the assistance of third-party specialists as there was no public market for the common stock up until February 8, 2024. The fair value is obtained by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of preferred stock to unrelated third parties, projected operating and financial performance, the lack of liquidity of common and preferred stock and general and industry specific economic outlook, amongst other factors. The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company’s stock option exercise history does not provide a reasonable basis upon which to estimate expected term. Because the Company was privately held for a portion of the periods covered by these financial statements and historically did not have an active trading market for its common and preferred stock for a sufficient period of time, the expected volatility was estimated based on the average volatility for comparable publicly traded companies, over a period equal to the expected term of the stock option grants. The Company listed on NYSE American on February 8, 2024 and now uses the closing price on the day of grant to determine FMV and for the stock options issued in Q3 2025 the company used the average of a peer group of similar companies based by one or all the following factors to determine volatility: industry, revenue, market capitalization. The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

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

Potentially dilutive stock options and securities as presented in the table below were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive. As the Company incurred income for the three months ended December 31, 2023, while incurring losses for the three months ended December 31, 2024 and nine months ended December 31, 2024 and 2023, the treasury stock method and basic and diluted weighted-average shares are different in the loss per share calculation, in accordance with ASC 260-10-45-20.

	December 31, 2024	December 31, 2023
Options to acquire common stock	1,196,550	299,957
Restricted stock units to acquire common stock	741,667	-
Warrants to acquire common stock	66,700	-
Series A convertible preferred stock	-	5,323,782
Series B convertible preferred stock	-	1,189,998
Convertible debt financing	-	2,281,148
	2,004,917	9,094,885

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

Reclassifications

The Company has reclassified certain costs totaling $1,761 and $2,752 previously classified as cost of sales for the three and nine months ended December 31, 2023, respectively, to SG&A expenses to conform to the current year presentation.

Recently issued accounting pronouncements

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company will adopt ASU 2023-07 beginning April 1, 2025. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

We have reviewed all accounting pronouncements recently issued by the FASB and the SEC. The authoritative pronouncements that we have already adopted did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and except as otherwise noted above, we do not believe that any of the authoritative pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. CASH

Cash consisted of the following as of December 31, 2024 and March 31, 2024.

	December 31, 2024	March 31, 2024
	$’000	$’000
Cash and cash equivalents	$2,772	$7,910
Restricted cash	1,351	-
Total Cash	$4,123	$7,910

Restricted cash represents amounts pledged as collateral against our outstanding borrowings under our trade finance facility. As of December 31, 2024, we have $2,703 of outstanding borrowings under this facility (see Note 6).

NOTE 4. INVENTORIES

Inventories are initially measured at cost and subsequently measured at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The following table details the primary categories for the periods presented.

	December 31, 2024	March 31, 2024
	$’000	$’000
Finished goods	$4,685	$2,680
Raw materials	743	721
Goods in transit	31	14
Finished goods on consignment	203	205
Total inventories	5,662	3,620
Inventory reserve	(1,178)	(1,390)
Total inventories, net	$4,484	$2,230

Third-party services are used to warehouse and distribute inventory. Per the terms of one third-party service contract, a lien may be placed on the Company’s inventory if the Company fails to make a payment for services within 30 days from the date the third-party supplier notifies the Company of an outstanding payment.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2024 and March 31, 2024.

	December 31, 2024	March 31, 2024
	$’000	$’000
Furniture and fixtures	$178	$177
Office equipment	59	57
Leasehold improvements	29	29
Software and website development	2,146	1,886
Computer equipment	131	121
Total property and equipment	2,543	2,270
Accumulated depreciation	(2,033)	(1,768)
Total property and equipment, net	$510	$502

Depreciation expense related to property and equipment was $71 and $158 for the three months ended December 31, 2024 and 2023, respectively. Depreciation expense related to property and equipment was $282 and $432 for the nine months ended December 31, 2024 and 2023, respectively.

NOTE 6. TRADE FINANCE FACILITY

	December 31, 2024	March 31, 2024
	$’000	$’000
Trade finance facility	$2,703	$-
Total	$2,703	$-

The Company, through our PMA subsidiary, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of December 31, 2024 and March 31, 2024 the Company had a trade finance facility limit of $2,700 and $5,000, respectively.

Amounts owed relating to issued letters of credit do not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the Company has the option of 195 days credit, in the form of a loan, before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%.

As of March 31, 2024, there were no outstanding pledged letters of credit or trade loans issued by HSBC. During the period ended December 31, 2024, the Company was extended letters of credit by HSBC in the aggregate amount of $2,849, all of which were utilized as trade loans during the period. The Company made partial payment of the trade loans of $146 during the period, resulting in an outstanding trade loan balance of $2,703 as of December 31, 2024 (which was secured by $1,351 of restricted cash held with HSBC - see Note 3). As of December 31, 2024, there were no issued letters of credit outstanding.

NOTE 7. CONVERTIBLE NOTE PAYABLE

During the nine months ended December 31, 2024 the Company entered into a convertible note purchase agreement pursuant to which the Company sold an accredited investor (the “Investor”) a convertible secured promissory note (the “Convertible Note”) in the aggregate principal amount of $2.0 million, which remained outstanding as of the period then ended. The Convertible Note bears interest at rate of 15% per annum, is due and payable one year from the date of issuance, is secured by the assets of the Company and is convertible into shares of Common Stock of the Company at a conversion price of $1.00 per share. The Company intends to effect an offering of up to $10.0 million of its preferred stock and warrants further to Regulation A+ (the “Offering”). The Company agreed that 33% of all net proceeds received from the Offering after the first $2.0 million in net proceeds shall be used to repay outstanding amounts under this Note.

During the nine months ended December 31, 2024, the Company accrued $21 of interest in accordance with the terms of the note.

NOTE 8. ADVANCE ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of December 31, 2024:

Note	Issuance Date	Maturity Date	Interest Rate	Net Proceeds	Obligations Related to Future Receipts at Issuance	Obligations at December 31, 2024

Note 1	July 25, 2024	February 7, 2025	33%	$500	$745	$-
Note 2	August 23, 2024	March 18, 2025	33%	1,000	1,491	(53)
Note 3	September 25, 2024	March 11, 2025	34%	500	756	-
Note 4	October 2, 2024	April 16, 2025	33%	500	746	426
Note 5	October 23, 2024	May 22, 2025	33%	679	1,015	710
Note 6	November 24, 2024	June 24, 2025	33%	1,425	2,130	1,775
Total				$4,604	$6,883	2,858
Debt discount						(941)
Net						$1,917

Note 1, 2, 3, 4, 5, and 6

During the nine months ended December 31, 2024, the Company received six secured advances from unaffiliated third parties totaling $4,604 for the purchase of future receipts/revenues of $6,883. Pursuant to the terms of the agreement, the unaffiliated third parties will auto withdraw an aggregate of $243 from the Company’s operating account weekly. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the average interest was imputed at a rate of 33% based on the face value of the note and the proceeds received. As a result, the Company recorded a liability of $6,883 to account for the future receipts sold and a debt discount of $2,280 to account for the difference between the liability related to the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the nine months ended December 31, 2024, the Company paid $3,846 of the notes and received an early payment discount of $179, and as such, the outstanding balance of the notes was $2,858 as of December 31, 2024. The Company amortized $1,160 of the debt discount during the period and cancelled debt discount of $179 against the notes, which is related to the early payment discount of $179, resulting in unamortized balance of $941 as of December 31, 2024. As such, the balance of the notes net of unamortized discount was $1,917 as of December 31, 2024.

NOTE 9. COMMON STOCK

Common stock

Shares Issued for Services

During the nine months ended December 31, 2024, the Company issued 615,241 shares of restricted common stock to vendors for services rendered and to be rendered with a fair value of $681. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance. During the nine months ended December 31, 2024 the Company amortized $419 of the value of the shares as the services were rendered and $262 of the remaining fair value of the shares was included as a prepaid asset as of December 31, 2024.

NOTE 10. RESTRICTED STOCK UNITS

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended December 31, 2024 is presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Non-vested at March 31, 2024	225,000	$801	$4.10
Granted	805,866	946	1.17
Vested/deemed vested	(289,199)	(488)	2.00
Forfeited	-	-	-
Non-vested at December 31, 2024	741,667	$1,259	$1.74

During the nine months ended December 31, 2024, the Company issued 805,866 shares of restricted stock units to employees and vendors for services rendered with a fair value of $946. The shares were valued based on the market value of the Company’s stock price on the grant date and amortized over its vesting term.

The total fair value of restricted stock units that vested or deemed vested during the nine months ended December 31, 2024 was $488 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2024, the amount of unvested compensation related to issuances of restricted stock award was $1,178 which will be recognized as an expense in future periods as the shares vest.

NOTE 11. STOCK OPTIONS

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2021 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of the Company or any parent or subsidiary of the Company, and to promote the success of the Company’s business. The Company has 2,173,083 and 2,527,944 shares available to issue from the 2021 plan as of December 31, 2024 and March 31, 2024, respectively. The Company has historically granted stock options to non-employees in exchange for the provision of services, both under the 2021 Plan and outside of the 2021 Plan.

A summary of option activity for the period ended December 31, 2024 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2024	1,108,356	3.42	3.45	595
Granted	688,194	2.15	-	-
Forfeited	(600,000)	4.10	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	1,196,550	$2.35	3.03	$162

Vested December 31, 2024	509,493	$2.05		$162

Exercisable at December 31, 2024	342,237	$1.61		$162

During the nine months ended December 31, 2024, the Company granted stock options to employees to purchase 688,194 shares of common stock for services rendered. The options have an average exercise price of $2.31 per share, expire in ten years, vesting equally over four years from the employees’ start date. The total fair value of these options at the grant date was approximately $1,444 using the Black-Scholes Option Pricing Model.

During the nine months ended December 31, 2024, the Company cancelled 600,000 of vested and unvested stock previously issued to officers for services rendered and to be rendered with a fair value of $2,460. The shares were valued based on the market value of the Company’s stock price on the grant date and were amortized over their vesting terms. The Company credited back $14 to SG&A related to expense charged on unvested options through the cancelation date.

The total stock compensation expense recognized related to vesting of stock options for the nine months ended December 31, 2024 and 2023 amounted to $609 and $18, respectively. As of December 31, 2024 the total unrecognized stock-based compensation was $1,317, which is expected to be recognized as part of operating expense through September 2028.

At December 31, 2024, the intrinsic value of the outstanding options under the 2021 Plan was $162.

The fair value of the share option awards was estimated using the Black-Scholes method and probability-weighted expected return method (PWERM) based on the following weighted-average assumptions:

Nine Months Ended
December 31, 2024

Expected life in years	10
Stock price volatility	138.35% - 142.42%
Risk free interest rate	2.09% - 3.58%
Expected dividends	0%
Forfeiture rate	18.02 – 19.10%

NOTE 12. STOCK WARRANTS

A summary of warrant activity for the nine months ended December 31, 2024 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2024	66,700	$7.50	4.87	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024, all vested	66,700	$7.50	4.12	$-

No warrants were issued for the nine months ended December 31, 2024.

As of December 31, 2024 the outstanding warrants had no intrinsic value.

NOTE 13. FOREIGN CURRENCY TRANSLATION

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Period end exchange rate:

	December 31, 2024	March 31, 2024
GBP:USD	1.25209	1.26254
HKD:USD	0.12873	0.12778
CHF:USD	1.10267	1.10871

Average exchange rate:

	Three Months Ended
	December 31, 2024	December 31, 2023
GBP:USD	1.28088	1.24192
HKD:USD	0.12862	0.12798
CHF:USD	1.13940	1.12880

	Nine Months Ended
	December 31, 2024	December 31, 2023
GBP:USD	1.28107	1.25321
HKD:USD	0.12825	0.12778
CHF:USD	1.13342	1.12421

The following table, reported in USD, disaggregates our cash balances by currency denomination:

Cash denominated in:

	December 31, 2024	March 31, 2024
	$’000	$’000
USD	$3,166	$7,187
GBP	464	598
HKD	105	27
CHF	13	14
EUR	375	84
	$4,123	$7,910

Our cash primarily consists of funds held in bank accounts and third party payment platforms.

Cash held by Chase	$845	$6,180
Cash held by HSBC	1,822	1,637
Restricted cash held by HSBC	1,351	-
Cash held by other banks	84	45
Cash held by third party payment platforms	21	46
Petty cash	-	2
	$4,123	$7,910

With the exception of petty cash, all our cash consists of funds held in bank accounts and third-party payment platforms. The Company maintains the majority of cash at HSBC where the balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. At times, the cash balances may exceed the FDIC-insured limit. As of December 31, 2024, we do not believe we have any significant concentrations of credit risk due to the strong credit rating of HSBC and the cash balance is expected to be utilized within 6 months to fund working capital requirements. The cash held by other banks is within the $250 FDIC insured amount and cash held by third party payment platforms are short term timing balances.

14. COMMITMENTS AND CONTINGENCIES

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

On December 20, 2023, Aspen Skiing Company, LLC (“ASC”) filed a complaint against the Company in the United States District Court for the District of Colorado, alleging, among other things, trademark infringement, false association, false endorsement, unfair competition and deceptive trade practices by the Company (the “ASC Suit”). Management has determined, after the advice of legal counsel, that the claims and actions related to such complaint are not expected to have a material adverse effect on our financial condition because management believes that the lawsuit will not succeed on the merits and the risk of any material loss is remote. The claims relate to the Company’s social media posts of models and influencers in ski gondolas on the mountain owned by Aspen Skiing Company and now discontinued limited edition clothing sold by the Company that included images, which were licensed by the Company from a photographer, of a skier’s rest area in Aspen that Aspen Skiing Company calls the “AspenX Beach Club.” The complaint seeks injunctive relief, but no motion for injunctive relief has been filed in the suit. The complaint also seeks delivery of all infringing material to Aspen Skiing Company and an award of the Company’s profits and Aspen Skiing Company’s damages in an amount to be determined at trial, costs incurred by Aspen Skiing Company in the action, their attorney’s fees and treble damages.

In August 28, 2024 the Company and ASC entered into a Settlement Agreement (the “Settlement Agreement”) with respect to the ASC Suit. The Company agreed to terminate all marketing, distribution and sale of the PM DeDe Johnston Apparel and to terminate all use of any marketing and advertising in which an ASC Trademark (as that those terms are defined in the Settlement Agreement) is visible and recognizable, and to pay ASC the sum of $10,000.

On December 17, 2024 the Company received a notification from the NYSE American LLC stating that the Company is not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(ii) of the NYSE American Company Guide requiring stockholders’ equity of $4.0 million or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. As of September 30, 2024, the Company had stockholders’ equity of $2.7 million and had losses in its three most recent fiscal years ended March 31, 2024.

The Company is now subject to the procedures and requirements of Section 1009 of the Company Guide. The Company had until January 10, 2025, to submit a plan (the “Plan”) of actions it has taken or will take to regain compliance with the continued listing standards by June 11, 2026. The Company submitted a plan to regain compliance with NYSE American listing standards on January 10, 2025.  If the NYSE American accepts the Plan, the Company will be able to continue its listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance. If the Plan is not accepted by the NYSE American, the Letter stated that delisting proceedings will commence. The Company may appeal to staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

The Letter has no immediate effect on the listing or trading of the Company’s common stock on the NYSE American. The Company’s receipt of the Letter from the NYSE American does not affect the Company’s business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

Capital commitments - The Company had no purchase obligations as of December 31, 2024, related to purchase orders to factories for the manufacture of finished goods. All future obligations are to be financed by HSBC letters of credit and comprise the balance held as restricted cash on the condensed consolidated balance sheets.

NOTE 15. RELATED PARTY TRANSACTIONS

Certain directors of the Company and its subsidiaries previously provided consulting and advisory services for the Company which are recognized in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Below are the directors of the Company and its subsidiaries, that provide consulting and advisory services.

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

(A)Max Gottschalk (director of the Company)	$-	$45	$-	$135
(B) Tracy Barwin (director of the Company)	-	6	-	129
(C) Andreas Keijsers (director of a subsidiary)	-	4	-	28
Total Expenses	$-	$55	$-	$292

(A)	We, through PMA, are party to a consulting agreement with Max Gottschalk, dated May 15, 2019, which continues until terminated in accordance with its terms, during which Mr. Gottschalk is entitled to receive fees for services rendered amounting to £8,000 per month from April 2021 to November 2022 and £12,000 per month since December 2022. These amounts are in lieu of any other cash payments or equity awards Mr. Gottschalk may otherwise have been entitled to receive as a member of our board of directors.

(B)	We were party to a consulting agreement with Tracy Barwin, dated November 18, 2022, pursuant to which Ms. Barwin was entitled to receive £1,500 per day for services rendered with a minimum commitment of two days per month. These amounts were in lieu of any other cash payments or equity awards Ms. Barwin may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement with Ms. Barwin was terminated in October 2023 and replaced by an independent director agreement.

(C)	We, through PMA, were party to a consulting agreement with Arnhem Consulting Limited (“Arnhem”), a company controlled by Andre Keijsers, dated February 28, 2017, pursuant to which Arnhem was entitled to receive £1,200 per month for services rendered. The consulting agreement was terminated in September 2023 as a result of Mr. Keijsers becoming a director of the Company.

For 2024, all these related parties became board members, and were paid board fees of $213 in the aggregate for the nine months end December 31, 2024. No other fees were paid to these individuals or entities during that period.

16. SUBSEQUENT EVENTS

Shares Issued for Services

Subsequent to December 31, 2024, the Company issued 336,861 shares of common stock to vendors for services rendered and to be rendered with a fair value of $288. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

NYSE American Delisting

On December 17, 2024 the Company received a notification from the NYSE American LLC stating that the Company is not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(ii) of the NYSE American Company Guide requiring stockholders’ equity of $4.0 million or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. As of September 30, 2024, the Company had stockholders’ equity of $2.7 million and had losses in its three most recent fiscal years ended March 31, 2024.

The Company is now subject to the procedures and requirements of Section 1009 of the Company Guide. The Company had until January 10, 2025, to submit a plan (the “Plan”) of actions it has taken or will take to regain compliance with the continued listing standards by June 11, 2026.

The Company submitted a plan to regain compliance with NYSE American listing standards on January 10, 2025.  If the NYSE American accepts the Plan, the Company will be able to continue its listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance. If the Plan is not accepted by the NYSE American, the Letter stated that delisting proceedings will commence. The Company may appeal to staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

The Letter has no immediate effect on the listing or trading of the Company’s common stock on the NYSE American. The Company’s receipt of the Letter from the NYSE American does not affect the Company’s business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

Executive Changes

On January 31, 2025, the Company terminated Mark Buckley as Chief Executive Officer of the Company. As of the date of this filing, the Company has not entered into a separation agreement with Mr. Buckley with respect to his termination. Mr. Buckley shall continue to serve as a director of the Company.

On January 31, 2025, the Company terminated Jeff Clayborne, the prior Chief Financial Officer of the Company. As of the date of this filing, the Company has not entered into a separation agreement with Mr. Clayborne with respect to his termination.

On February 3, 2025, the Board of Directors appointed Chath Weerasinghe as the Company’s Chief Financial Officer and Chief Operating Officer, effective February 3, 2025. Mr. Weerasinghe’s Employment Agreement provides for a base salary of £300,000 per year and allow for a performance bonus of up to 50% of Mr. Weerasinghe’s annual salary subject to achieving certain performance targets. Additionally, per the terms of the Employment Agreement, Mr. Weerasinghe will receive a sign-on bonus of £20,000, to be paid on Mr. Weerasinghe’s start date, February 3, 2025. In addition, Mr. Weerasinghe will be entitled to participate in the Company’s 2021 Equity Incentive Plan, with 300,000 restricted stock units (the “RSU’s) to be granted as of Mr. Weerasinghe’s start date. The RSU’s will vest over a period of four years pursuant to a Restricted Stock Unit Agreement, with 75,000 RSU’s vesting on the twelve (12) month anniversary of the start date and the remaining RSU’s will vest quarterly over three years, with 18,750 RSU’s vesting per quarter.

On February 3, 2025, The Board of Directors of the Company appointed Jane Gottschalk to the role of President of the Company, effective immediately. Other than the job title change adding the position of President, terms of Ms. Gottschalk’s current contract of employment will not change.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

(Amounts in this Item 2 are presented in thousands, except (i) share and per share data and (ii) percentages)

Perfect Moment is a high-performance, luxury skiwear and lifestyle brand that fuses technical excellence with fashion-led designs. We create apparel and products that feature what we believe is an unmatched combination of fashion, form, function and fun for women, men and children.

Across all revenue channels, Perfect Moment distributes to over sixty countries. We design our products in-house and work with a variety of suppliers to manufacture materials and finished goods. Our collections are worn by an evolving list of celebrities and influencers whose perfect moments are captured across a range of social media platforms.

Revenue

Total net revenue for the nine months ended December 31, 2024 was $16,466 compared to $19,602 for the nine months ended December 31, 2023, a decrease of $3,136 or 16%. The decrease is primarily attributed to the termination of a collaboration with Hugo Boss in FY24 totaling $3,169. The remaining increase of $33 is attributed to retail revenue of $516 from our New York and London pop-up locations, plus $91 in revenue from our collaboration with Johnnie Walker, all offset by $592 lower wholesale revenue.

Total revenue for the three months ended December 31, 2024 was $11,658 compared to $12,726 for the three months ended December 31, 2023, a decrease of $1,068 or 8%. The decrease is primarily attributed to the termination of a collaboration with Hugo Boss in FY24 totaling $1,145. The remaining increase of $77 is attributed to retail revenue of $516 from our New York and London pop-up locations, plus $91 in revenue from our collaboration with Johnnie Walker, all offset by $494 lower wholesale revenue.

The Company did not extend the two-year collaboration with Hugo Boss as the collaboration took precedence over all other wholesalers. The change allows management to continue building the foundations of future growth through better delivery times, improved quality, consistency, and extend our supplier relationships, which will better serve our wholesale partners and direct to consumer channels, driving longer terms sustainable revenue growth.

Ecommerce

The Company has deployed strategies across the entire sales and marketing funnel as we focus on building a direct relationship with our customers, which we believe is an important step of following our customer from the ski slopes, to après, to the chalet, and eventually home expanding our product offering across all seasons.

We remain one of the most followed luxury ski brands globally and increased our followers across all social media platforms (Instagram, Facebook (Meta) and TikTok) increased by 6.9% from March 31, 2024 through December 31, 2024 and increased 19.2% compared to December 31, 2023. The number of unpaid celebrities and influencers driving the top of our funnel is extraordinary for a Company our size. The strength at the top of the funnel provides opportunities to move our customers through the funnel that not only leads to sales, but more importantly allows us to build a community and ultimately customer loyalty.

Gross Profit and Margin

Our gross profit for the nine months ended December 31, 2024 was $8,819 compared to $10,388 for the nine months ended December 31, 2023, a decrease of $1,569 or 15%. The decrease is driven by lower sales that is primarily attributed to a two-year collaboration with Hugo Boss that ended in FY24. Our gross margins were 54% compared to 53% in the prior year. Improving our gross margins remains an important focus, and we anticipate our gross margins to continue to improve and ultimately reflect significant improvement year-over-year. We are making significant progress across all our margin expansion projects including opening our first U.S. distribution center last month. Following the facility opening in October 2024, we realized an immediate improvement in operating efficiency. We will experience reduced duty costs for ecommerce orders in the second half of this fiscal year, which will drive improved gross margins compared to last year. For the six months ended September 30, 2024 we reported gross margins 51%. In the beginning of fiscal 2025 we sold a high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. Based on our initiatives we anticipate additional margin improvements in Q4.

Our gross profit for the three months ended December 31, 2024 was $6,389 compared to $6,627 for the three months ended December 31, 2023, a decrease of $238 or 4%. The decrease is driven by lower sales that is primarily attributed to a collaboration with Hugo Boss that ended in FY24. Our gross margins were 55.0% compared to 52% achieved in the prior year. The increase in gross margin is attributed to our margin expansion projects

Third-Party Distribution Center Update

Historically, all ecommerce orders were dispatched from a third-party distribution center in the United Kingdom and in most instances the Company is paying duties to cross international borders. Compounding the margin dilution is the fact we were paying duties at full retail and not at a transfer price.

On July 15, 2024 we executed an agreement with Quiet Platforms to be our third party operated distribution center in the United States. The U.S. distribution center will improve our customer experience, lower our duty cost plus reduce outbound and return shipping cost in the U.S. market, which represented over 40% of our revenue for the fiscal year ended March 31, 2024. In fiscal year 2025 our ecommerce revenue will flow through the U.S. distribution center with Wholesale revenue running through the U.S. distribution center in fiscal year 2026. We are reviewing our European distribution strategy to improve margins in the fiscal year 2026, which represented over 30% of our revenue for the fiscal year ended March 31, 2024.

The Company has reclassified certain costs totaling $1,761 and $2,752 previously classified as cost of sales for the three and nine months ended December 31, 2023, respectively, to SG&A expenses to conform to the current year presentation. For fiscal year ended March 31, 2024 and March 31, 2023, had we reclassified $3.2 million and $2.7 million, respectively, of costs of revenue to SG&A, the our adjusted gross margin would have been 50.9% and 48.7%.

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

In the past, Perfect Moment’s strong skiing heritage has been used to engage with a core ski audience for whom we believe the combination of technical performance and retro inspired designs resonate strongly. We believe the nature of skiing as a largely affluent, international pursuit means there is a large opportunity in aspirational, lifestyle-led social media engagement. We believe Perfect Moment has captured this social media opportunity to great effect, combining the style and form of the brand with celebrities, influencers, top-tier editorial, collaborations and luxury locations to create a distinct, fun and engaging aspirational lifestyle narrative. Beyond social media, we believe Perfect Moment has been able to deploy this same core brand proposition and narrative to direct digital marketing and traditional media, elevating brand profile and driving high levels of engagement simultaneously. Perfect Moment has also been able to build an effective online marketing engine driving large volumes of direct, organic search and paid search traffic to our ecommerce website, www.perfectmoment.com

Perfect Moment expects to continue its approach to social media, building its follower base through a similar and evolving mix of celebrities, influencers, editorials and locations. It also expects to continue to pursue and scale the effective search engine optimization and paid search strategies which have contributed to online sales growth, as well as direct marketing and customer engagement via direct customer communications. Perfect Moment is developing plans to leverage a new Perfect Moment owned physical store network to deepen its brand identity and profile, as well as drive higher levels of loyalty and engagement at the local level. On August 1, 2024 the Company executed a six-month lease for our first seasonal store in SOHO, New York for AW24 and on October 25, 2024 the Company commenced a three-month lease for our second seasonal store in Bicester, England (the “Bicester Lease”). The Bicester Lease was extended for an additional three months.

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

Accelerate Digital Growth

Having used the wholesale channel to establish our brand globally, we believe we will become less reliant on wholesale partners during the next five years by committing more resources to our direct-to-consumer strategy and accelerating our digital growth. We believe technology and partnerships are the key underpinning factors in any e-commerce business and as such we will continue to enhance customer experience, focusing on mobile as the dominant growth channel and leveraging the emerging benefits of social and conversational commerce.

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

We believe there is a significant opportunity beyond our existing markets, with China representing the next market opening for Perfect Moment. China is projected to become the largest winter sports market, with people participating expected to reach 50 million by 2025 with one thousand ski resorts to be open by 2030, according to reports by Daxue Consulting and Capital Mind. We allocated a small amount of inventory to test the Chinese market directly in November 2024 on Tmall, using local partners to operate, with a digital approach to selling. We were originally forecasting to run losses with respect to such activities for two years, then become profitable from the third year of such activities, with China representing less than 10% of our revenue by 2027. The data we now have on this small test has led to exploring partnership models such as a Joint Venture, where we could benefit for local distribution, market expertise and financial support for inventory and marketing. We still believe the most significant hurdle to overcome with respect to our plan to enter the Chinese market is liquidity to fund the initial operating losses.

In order to offer a more localized experience to customers internationally, we intend to offer market-specific languages, currency and content, as well as strategic international shipping and distribution hubs. We plan to leverage our social media strategy and expand our network of social media ambassadors to grow our brand awareness globally.

Enhance Our Wholesale Network

Although in the next five years we will be mainly focused on accelerating digital growth and our direct-to-consumer channel, we still intend to continue broadening customer access and strengthening our global foothold in new and existing markets by strategically expanding our wholesale network and deepening current relationships. In all of our markets, we have an opportunity to increase sales by adding new wholesale partners and increasing volume in existing retailers. Additionally, we are focused on strengthening relationships with our retail partners through broader offerings, exclusive products and shop-in-shop formats, which are dedicated spaces within another company’s retail store on a short-term rental basis. We believe our retail partners have a strong incentive to showcase our brand as our products drive customer traffic and consistent full-price sell-through in their stores.

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

During the fiscal year ended March 31, 2024 and the nine months ended December 31, 2024, we restructured and invested in our design, product development, merchandizing and production teams to create a pathway to execute this underpinning strategy. We launched our first spring / summer capsule encapsulating our new strategy at the end of Q1 FY25. We plan to then gradually increase our product offering as we evaluate demand, supply and profitability. As of this filing, we are selling to the AW25 Wholesale Market which opened in December and closes in February for shipments in FY26. We have bolstered the team that includes hiring a Chief Merchant and a new Head of Business Development. The Chief Merchant is revising the calendar for 2026 (FY27) to increase the number of product drops, further capitalizing on opportunities to increase revenue and margin. The Head of Business Development will focus on growing our wholesale relationships, online marketplaces and expand further into retail in the U.S. and globally.

Establish Perfect Moment Owned Physical Retail

Perfect Moment has grown to date without a Perfect Moment owned physical stand-alone store presence. Sales growth has been driven by our wholesale network and online offering. As part of our growth strategy, we believe opening directly operated stores in strategically selected major cities and pop-up stores in strategic ski resorts and high-traffic city locations would provide an excellent opportunity to generate sales in key locations, providing a luxury in-store experience, reflecting the character of the brand and providing an experiential contact point for customers. On August 1, 2024 the Company executed a six-month lease for our first pop-up in SOHO, New York for AW24 and on October 25, 2024 the Company commenced a three-month lease for our second seasonal store in Bicester, England, which resulted in revenues of $516 for the three and nine months ended December 31, 2024. The Bicester Lease was extended for an additional three months.

As our product range expands, we see the potential to further grow our community with a physical presence by opening directly operated stores. We already have a physical presence in department stores, operated under wholesale arrangements. Operating Perfect Moment owned stores would provide our community a home for the brand and act as a beacon for new or potential customers, but they also add extra complexity and risk. In order to test our retail model, we plan to first establish seasonal store locations. We evaluate each potential store location based on lease availability and projected viability, and plan to open year-round stores beginning the fiscal year ending March 31, 2027.

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

The table below reflects total net revenues attributed to Europe (excluding the United Kingdom), United States, United Kingdom, and the rest of the world:

	Three Months Ended				Nine Months Ended
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023

Europe (excluding United Kingdom)	$4,214	36%	$4,801	38%	$6,338	38%	$6,833	35%
United States	4,187	36%	4,743	37%	5,512	34%	8,189	42%
United Kingdom	2,222	19%	2,402	19%	3,160	19%	3,467	18%
Rest of the World	1,035	9%	780	6%	1,456	9%	1,113	5%
Total Revenues	$11,658		$12,726		$16,466		$19,602

The decrease in United States revenue as a percentage of total revenue is primarily attributed to the termination of a collaboration with Hugo Boss in FY24 totaling $3,169.

The Company did not extend the two-year collaboration with Hugo Boss as the collaboration took precedence over all other wholesalers. The change allows management to continue building the foundations of future growth through better delivery times, improved quality, consistency, and extend our supplier relationships which will better serve our wholesale partners and direct to consumer channels, driving longer terms sustainable revenue growth.

Supplier concentration

For the three months ended December 31, 2024 and 2023, the largest single supplier of manufactured goods produced 62% and 92%, respectively, of the Company’s products. For the three months ended December 31, 2024 and 2023, there were no fabric purchases

For the nine months ended December 31, 2024 and 2023, the largest single supplier of manufactured goods produced 40% and 75%, respectively, of the Company’s products. For the nine months ended December 31, 2024 and 2023, the single largest fabric supplier supplied 46% and 63%, respectively, of the fabric used to manufacture the Company’s products.

Customer concentration

No single customer accounted for more than 10% of total revenue for the three and nine months ended December 31, 2024.

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

Key Financial Measures

We use the following US GAAP and non-US GAAP financial measures to assess the progress of our business, make decisions on where to allocate time and investment and assess then near-term and longer-term performance of our business:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Key Financial Measures
Net revenue
Wholesale	$7,335	$7,829	$10,066	$10,658
Ecommerce	3,716	3,752	5,793	5,775
Retail	516	-	516	-
Net revenue - subtotal	11,567	11,581	16,375	16,433
Collaboration	91	1,145	91	3,169
Total net revenue	11,658	12,726	16,466	19,602

Gross profit	6,389	6,627	8,819	10,388
Gross margin (1)	55%	52%	54%	53%
(Loss)/Income from operations	(1,294)	728	(7,244)	(2,284)
Net (loss)/income	$(2,482)	$1,204	$(8,614)	$(2,980)
Adjusted EBITDA (2)	$(671)	$1,749	$(5,574)	$(1,171)

(1)	Gross margin is defined as gross profit as a percentage of total net revenue.

(2)	We define “Adjusted EBITDA” as net loss excluding interest expense, income tax benefit (expense), depreciation and amortization and stock-based compensation expense. Adjusted EBITDA is a measure that is not defined in US GAAP. For further information about how we calculate Adjusted EBITDA, the limitations of its use and a reconciliations to the most comparable US GAAP measure.

Results of Operations

Three Months Ended December 31, 2024 as Compared to the Three Months Ended December 31, 2023

The following is a comparison of our results of operations for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
	2024	2023	Change

(Amounts in thousands)
Statements of operations data:
Net revenue
Wholesale	$7,335	$7,829	$(494)
Ecommerce	3,716	3,752	(36)
Retail	516	-	516
Revenue - subtotal	11,567	11,581	(14)
Collaborations	91	1,145	(1,054)
Total Revenue	11,658	12,726	(1,068)
Cost of goods sold	5,269	6,099	(830)
Gross profit	6,389	6,627	(238)
Operating expenses
Selling, general and administrative expenses	6,649	4,420	2,229
Marketing and advertising expenses	1,034	1,479	(445)
Total operating expenses	7,683	5,899	1,784
(Loss)/Gain from operations	(1,294)	728	(2,022)
Interest expense	(1,046)	(403)	(643)
Foreign currency transactions gains/(losses)	(142)	879	(1,021)
Net (loss)/income	(2,482)	1,204	(3,686)
Other comprehensive losses
Foreign currency translation losses	(28)	(758)	730
Comprehensive (loss)/gain	$(2,510)	$446	$(2,956)

Revenue

Total revenue for the three months ended December 31, 2024 was $11,658 compared to $12,726 for the three months ended December 31, 2023, a decrease of $1,068 or 8%. The decrease is primarily attributed to a collaboration with Hugo Boss in FY24 totaling $1,145 that ended in FY24. The remaining increase of $77 is attributed to retail revenue of $516 from our New York and London pop-up locations, plus Diageo revenue totaling $91 all offset by $494 lower wholesale revenue.

The Company did not look to extend the two-year collaboration with Hugo Boss as the relationship required the use of Perfect Moments supply chain, designers, and took precedence over all other wholesalers. The change allows management to continue building the foundations of future growth through better delivery times, improved quality, consistency, and extend our supplier relationships, which will better serve our wholesale partners and direct to consumer channels, driving longer terms sustainable revenue growth.

Cost of goods sold

Cost of goods sold for the three months ended December 31, 2024 was $5,269 compared to $6,099 for the three months ended December 31, 2023, a decrease of $830 or 14%. The change in cost of goods sold is primarily attributed to a decline in sales.

Gross profit and gross margin

Our gross profit for the three months ended December 31, 2024, was $6,389 compared to $6,627 for the three months ended December 31, 2023, a decrease of $238 or 4%. The decrease in gross profit is primarily attributed to a collaboration with Hugo Boss that ended in FY24. Our gross margins were 55% compared to 52% in the prior year. The increase in gross margin is attributed to our margin expansion projects

The Company has reclassified certain costs totaling $1,761 and $2,752 previously classified as cost of sales for the three and nine months ended December 31, 2023, respectively, to SG&A expenses to conform to the current year presentation.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of personnel related expenses, stock compensation expense, legal and professional fees, depreciation and amortization, other selling, information technology, occupancy costs, travel and product sample costs.

SG&A expenses for the three months ended December 31, 2024 were $6,649 compared to $4,420 for the three months ended December 31, 2023, an increase of $2,229 or 50%. The increase is primarily attributed to an increase in stock compensation expense and amortization of pre-paid services performed for equity totaling $690, increased legal and professional fees of $620 related to incremental public company costs, an increase in people costs to support growth initiatives totaling $344, increase rent totaling $142, increased in IT services of $111 related to 3PL and retail set-ups, increased travel totaling $56 to support new retail locations, and to support Diageo and an increase in dues and subscriptions of $55 primarily attributed to NYSE.

Marketing and advertising expense

Marketing and advertising expenses for the three months ended December 31, 2024 were $1,034 compared to $1,479 for the three months ended December 31, 2023, a decrease of $445 or 30%. The decrease is primarily attributed to lower costs leveraging our collaboration with Diageo.

Marketing and Brand Highlights

● The total social audience reached by content posted by global key opinion leaders (KOLs)1 about Perfect Moment was more than 299.7 million during Q3. This represents the total combined followers of the celebrities, influencers, models, media publications, and fashion industry notables who organically posted about the brand during the quarter globally. Notable highlights include Instagram posts by Poppy Delevigne (VIP, 2.8 million followers), Victoria Brito (Influencer, 2.4 million followers), Claudia Schiffer (Model, 2.3 million followers), Kelsey Merrit (Model, Influencer, 2 million followers), Karolina Kurkova (Model, 1.1 million followers), Emma Brooks (Influencer, 1.1 million followers) and many more. Additionally this quarter, Priyanka Chopra Jonas (92.1 million followers) posted to her main feed and stories following the announcement of Perfect Moment’s collaboration with Johnnie Walker.

● The total number of unique visitors per month (UVPM) reached more than 6.9 billion during the period. This is the combined sum of UVPM reached by all global digital media coverage achieved during the quarter.

● The AW24 collection was featured across leading fashion and lifestyle publications this quarter including a multi-page feature in The Standard UK, and coverage within Harper’s BAZAAR US, ELLE US, Town & Country US, Condé Nast Traveler US, InStyle US, Country & Townhouse UK, The Telegraph UK, Grazia UK, Cosmopolitan UK, Marie Claire UK and many more globally.

● Notable press coverage from the Johnnie Walker collaboration included Women’s Wear Daily, Forbes, InStyle, Grazia, Robb Report, Men’s Journal and more.

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

Interest Expense

Interest expense for the three months ended December 31. 2024 was $1,046 compared to $403 for the three months ended December 31, 2023. The increase in interest expense was primarily driven by an increase in borrowings from advances on future receipts.

Foreign currency transactions gains (losses)

Foreign currency transactions decreased unfavourably by $1,021, from a gain of $879 for the three months ended December 31, 2023 to a loss of $142 for the three months ended December 31, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Foreign currency translation gains (losses)

Foreign currency translation gains (losses) result from the process of translating the financial statements of our foreign entities’ functional currency into USD. Foreign currency translation losses decreased by $730, from $758 for the three months ended December 31, 2023 to $28 for the three months ended December 31, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Nine Months Ended December 31, 2024 as Compared to the Nine Months Ended December 31, 2023

The following is a comparison of our results of operations for the nine months ended December 31, 2024 and 2023.

	Nine months ended December 31,
	2024	2023	Change

Statements of operations data:
Net revenue
Wholesale	$10,066	$10,658	$(592)
Ecommerce	5,793	5,775	18
Retail	516	-	516
Revenue - subtotal	16,375	16,433	(58)
Collaborations	91	3,169	(3,078)
Total Revenue	16,466	19,602	(3,136)
Cost of goods sold	7,647	9,214	(1,567)
Gross profit	8,819	10,388	(1,569)
Operating expenses
Selling, general and administrative expenses	13,871	9,591	4,280
Marketing and advertising expenses	2,192	3,081	(889)
Total operating expenses	16,063	12,672	3,391
Loss from operations	(7,244)	(2,284)	(4,960)
Interest expense	(1,241)	(1,169)	(72)
Foreign currency transactions (losses) gains	(129)	473	(602)
Net loss	(8,614)	(2,980)	(5,634)
Other comprehensive losses
Foreign currency translation losses	(21)	(407)	386
Comprehensive loss	$(8,635)	$(3,387)	$(5,248)

Revenue

Total net revenue for the nine months ended December 31, 2024 was $16,466 compared to $19,602 for the nine months ended December 31, 2023, a decrease of $3,136 or 16%. The decrease is primarily attributed to a collaboration with Hugo Boss in FY24 totaling $3,169 that ended in FY24. The remaining increase of $33 is attributed to retail revenue of $516 from our New York and London pop-up locations, plus Diageo revenue totaling $91 all offset by $592 lower wholesale revenue.

The Company did not look to extend the two-year collaboration with Hugo Boss as the relationship required the use of Perfect Moments supply chain, designers, and took precedence over all other wholesalers. The change allows management to continue building the foundations of future growth through better delivery times, improved quality, consistency, and extend our supplier relationships, which will better serve our wholesale partners and direct to consumer channels, driving longer terms sustainable revenue growth.

Cost of goods sold

Cost of goods sold for the nine months ended December 31, 2024 was $7,647 compared to $9,214 for the nine months ended December 31, 2023, a decrease of $1,567 or 17%. The change in cost of goods sold is primarily attributed to a decline in sales.

Gross Profit and gross margin

Our gross profit for the nine months ended December 31, 2024 was $8,819 compared to $10,388 for the nine months ended December 31, 2023, a decrease of $1,569 or 15%. The decrease is driven by lower sales that is primarily attributed to a two-year collaboration with Hugo Boss that ended in FY24. Our gross margins were 54% compared to 53% in the prior year. Improving our gross margins remains an important focus, and we anticipate our gross margins to continue to improve and ultimately reflect significant improvement year-over-year. We are making significant progress across all our margin expansion projects including opening our first U.S. distribution center last month. Following the facility opening in October 2024, we realized an immediate improvement in operating efficiency. We will experience reduced duty costs for ecommerce orders in the second half of this fiscal year, which will drive improved gross margins compared to last year. In the beginning of fiscal 2025 we sold a high percentage of product sold at a discount, making way for a significant new collection replacing many of our product lines for autumn/winter 2024 (AW24), in part due to an upcoming change in legislation in some of our markets for the use of Durable Water Repellency treatments. Based on our initiatives we anticipate additional margin improvements in Q4.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses for the nine months ended December 31, 2024 were $13,871 compared to $9,591 for the nine months ended December 31, 2023, an increase of $4,280 or 45%. The increase is primarily attributed to an increase in stock compensation expense and amortization of pre-paid services performed for equity totaling $1,315, increased legal and professional fees of $966 related to incremental public company costs and the ASC litigation, an increase in people costs to support growth initiatives totaling $744, increase rent totaling $258, an increase in dues and subscriptions of $198 primarily attributed to NYSE and EAC declarations, an increase in insurance totaling $193 associated with public D&O, an increase in travel of $160 to support Diageo, retail stores, investors conferences, and the CFOs travel to London, increased postage of $120 to support samples, an increase in selling expenses of $80k and an increase in IT expenses of $79k related to 3PL and retail set-ups. Overall, the Company has identified approximately $2,000 of year-over-year cost increases associated with going public.

Marketing and advertising expense

Marketing and advertising expenses for the nine months ended December 31, 2024 were $2,192 compared to $3,081 for the nine months ended December 31, 2023, a decrease of $889 or 29%. The decrease is primarily attributed to lower costs leveraging our collaboration with Diageo.

Marketing and Brand Highlights

● The total social audience reached by content posted by global KOLs about Perfect Moment was more than 637.3 million during the period. This represents the total combined followers of the celebrities, influencers, models, media publications, and fashion industry notables who organically posted about the brand during the quarter globally. Notable highlights include Instagram posts by Priyanka Chopra (92.1 million followers), Nick Jonas (35.4 million followers) Paris Hilton (26.2 million followers) wearing and tagging @perfectmomentsports.

● The total number of unique visitors per month (UVPM) reached more than 9.6 billion during the period. This is the combined sum of UVPM reached by all global digital media coverage achieved during the quarter.

● To celebrate the opening of Perfect Moment’s first Soho store and the launch of the AW24 collection, Jane Gottschalk and photographer Grace Burns co-hosted an intimate dinner at Hotel Chelsea in New York City, attended by guests including Tamara Mellon, Rachelle Hruska MacPherson, Isabella Massenet, Clementine Vaughn, Bambi Northwood-Blyth, and Romilly Newman. The intimate event was featured exclusively first on Vogue online, and continued media coverage during the quarter included features of Perfect Moment’s Soho store opening in Modern Luxury Manhattan, DuJour, Daily Front Row, and Avenue Magazine.

● In Q3, Perfect Moment partnered with Goldener Hirsch by Auberge Resorts Collection, Deer Valley’s top winter destination, for an exclusive après-ski pop-up. The takeover spanned the hotel’s main lobby, including two Christmas trees adorned with custom Perfect Moment ornaments, and the outdoor patio where guests could lounge in Perfect Moment houndstooth patterned sling chairs with branded throws and plush pillows. The partnership garnered coverage in WWD, Architectural Digest, and Haute Living amongst others. To celebrate the partnership, Perfect Moment hosted VIP ski trip with top models & influencers at Goldener Hirsch to amplify the partnership.

● Launched a product resale program, “Perfect Second Moment,” in partnership with leading luxury platform, Reflaunt. By facilitating the resale of pre-loved skiwear and accessories through Reflaunt’s technology, the program extends the longevity of Perfect Moment’s high-quality luxury items and builds upon the brand’s reputation for quality and durability.

Interest Expense

Interest expense for the nine months ended December 31. 2024 was $1,241 compared to $1,169 for the three months ended December 31, 2023. The increase in interest expense was primarily driven by an increase in borrowings from advances on future receipts.

Foreign currency transactions gains (losses)

Foreign currency transactions decreased unfavourably by $602, from a gain of $473 for the nine months ended December 31, 2023 to a loss of $129 for the nine months ended December 31, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

Foreign currency translation gains (losses)

Foreign currency translation gains (losses) result from the process of translating the financial statements of our foreign entities’ functional currency into USD. Foreign currency translation losses decreased by $386, from $407 for the nine months ended December 31, 2023 to $21 for the nine months ended December 31, 2024, mainly driven by fluctuations in the U.S. dollar to the U.K. pound sterling exchange rate.

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

	For the Three months Ended		For the Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Net (loss) income, as reported	$(2,482)	$1,204	$(8,614)	$(2,980)

Adjustments:
Interest expense	1,046	403	1,241	1,169
Stock compensation expense	386	4	1,098	18
Amortization of pre-paid marketing and services	308	-	419	185
Depreciation and amortization	71	138	282	437
Total EBITDA adjustments	1,811	545	3,040	1,809
Adjusted EBITDA	$(671)	$1,749	$(5,574)	$(1,171)

The $2,420 decrease in adjusted EBITDA for the three months ended December 31, 2024 compared to the same period in 2023, is primarily attributed to unfavorable currency transactions totaling $1,021, an increase in stock compensation expense and amortization of pre-paid services performed for equity totaling $690, increased legal and professional fees of $620 related to incremental public company costs, an increase in people costs to support growth initiatives totaling $344 and an increase in retail development and planning costs of $273 to support new retail locations, all offset by lower marketing and advertising of $445.

The $4,403 decrease in Adjusted EBITDA for the nine months ended December 31, 2024 compared to the same period in 2023, is primarily attributed to lower margin of $1,569 primarily attributed to a collaboration with Hugo Boss that ended in FY24, an increase in stock compensation expense and amortization of pre-paid services performed for equity totaling $1,315, increased legal and professional fees of $966 related to incremental public company costs and the ASC litigation, an increase in people costs to support growth initiatives totaling $747, unfavorable currency transactions totaling $602, and an increase in retail development and planning costs of $273 to support new retail locations, all offset by lower marketing and advertising of $889.

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

Through December 31, 2024, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, the issuance of common stock, convertible debt, and preferred stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $8,614 for the nine months ended December 31, 2024 and used cash in operations of $8,780 during the period. As of December 31, 2024, the Company had an accumulated deficit of $57,591. Also, we have accrued approximately $1,143 of delinquent payroll taxes.

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

Management’s plans to alleviate the conditions that raise substantial doubt include:

●	Taking out short-term loans, purchase order financing and debt factoring to assist with working capital shortfalls

●	Exploring sources of long-term funding in the private markets and additional equity financing

●	Closely monitoring the collection of debts

●	Cost-reduction initiatives aimed at improving operational efficiency and preserving liquidity

●	Strategies and plans in place to deliver improved margins in the next financial year

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

As of December 31, 2024, we had cash and cash equivalents of $2,772, restricted cash of $1,351 and an accumulated deficit of $57,591. Historically, Perfect Moment has generated negative cash flows from operations and has primarily financed its operations through private and public sales of equity securities, debt and working capital finance. Overall, cash and cash equivalents and restricted cash, in aggregate, decreased by $3,787 million, from $7,910 million as of March 31, 2024 to $4,123 million as of December 31, 2024.

The Company, through PMA, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by HSBC. As of December 31, 2024 and March 31, 2024 the Company had an trade finance facility limit of $2,700 and $5,000 respectively.

Amounts owed relating to issued letters of credit do not become the Company’s responsibility until the Company receives the manufactured clothing goods from suppliers. Once drawn, the Company has the option of 195 days credit, in the form of a loan, before repayment is due. For drawings in Hong Kong dollars, the interest rate equals HIBOR plus 3.0%, and for drawings in U.S. dollars, the interest rate equals SOFR plus 3.3%.

As of December 31, 2024 and March 31, 2024 the outstanding balance under the trade finance facility was $2,703 and $0 respectively. As of December 31, 2024 and March 31, 2024, there were no outstanding pledged letters of credit by HSBC. As of December 31, 2024 , total pledged letters of credit and trade loans sum to $2,703, which was secured by a charge of $1,351, held as restricted cash held with HSBC. The trade finance facility is also secured by a guarantee by Perfect Moment Ltd. in the amount of $2.0 million.

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

As of December 31, 2024, our cash and cash equivalents and restricted cash are mainly held in U.S. dollar, U.K. pound sterling, Hong Kong dollar, and euro cash accounts with high credit quality financial institutions. As a result of the seasonality of our business, we typically draw down on our trade finance facilities during summer, fall and early winter to meet a large proportion of the cost of goods associated with the manufacture of our fall/winter collection. Trade finance and debt factoring facilities support our working capital cycle through to the late fall/winter season when wholesale receivables are paid and ecommerce revenues increase.

Our ability to fund inventory, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 6 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive that the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections set forth in our other filings with the Securities and Exchange Commission, including the Form 10-K, titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

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

The following table shows summary consolidated cash flow information for the periods presented:

	Nine months ended December 31,
	2024	2023

Consolidated statement of cash flow data:
Net cash used in operating activities	$(8,780)	$(3,078)
Net cash used in investing activities	(287)	(194)
Net cash provided by financing activities	$5,321	$2,229

Cash Flows from Operating Activities

During the nine months ended December 31, 2024, operating activities used $8,780 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $8,614, an adjustment to add back non-cash charges of $2,827 and a net cash outflow from changes in operating assets and liabilities of $2,993. Net cash used by changes in operating assets and liabilities during the nine months ended December 31, 2024 consisted primarily outflows of cash from a $2,039 increase in inventory, a $1,740 increase in accounts receivable, offset by a cash inflows as a result of a $721 increase in accrued expenses.

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

Cash Flows from Investing Activities

Cash used in investing activities was $287 in the nine months ended December 31, 2024 and $194 in the nine months ended December 31, 2023, an increase of $93, primarily due to an increase in software integration costs.

Cash Flows from Financing Activities

Net cash obtained from financing activities during the nine months ended December 31, 2024 was $5,321 primarily attributed to $4,604 of net proceeds from short term borrowings, $2,849 of net proceeds from trade finance facilities, and $2,000 of net proceeds related to a convertible note, all offset by $3,846 repayment of short term borrowings.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2024, the Company issued 615,241 shares of restricted common stock to vendors for services rendered and to be rendered with a fair value of $681. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance. During the nine months ended December 31, 2024 the Company amortized $419 of the value of the shares as the services were rendered and $262 of the remaining fair value of the shares was included as a prepaid asset as of December 31, 2024.

Subsequent to December 31, 2024, the Company issued 338,861 shares of common stock to vendors for services rendered and to be rendered with a fair value of $288. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6 - EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024

3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024

4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023

4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024

4.3	Form of Convertible Secured Note dated December 6, 2024	8-K	001-41930	10.2	December 12, 2024

10.1	Subordinated Business Loan and Security Agreement dated October 2, 2024	10-Q	001-41930	10.4	November 14, 2024

10.2	Subordinated Business Loan and Security Agreement dated October 23, 2024	10-Q	001-41930	10.5	November 14, 2024

10.3	Business Loan and Security Agreement dated November 24, 2024

10.4	Form of Convertible Secured Note Purchase Agreement dated December 6, 2024	8-K	001-41930	10.1	December 12, 2024

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFECT MOMENT LTD.

Date: February 14, 2025	By:	/s/ Jane Gottschalk
Jane Gottschalk
President (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

