Form 10-K
period 2025-03-31
Perfect Moment Ltd.
filed 2025-06-30
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant on April 28, 2025 was approximately $11,915,999. Such market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on April 28, 2025. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors and owners of 10% or more of the outstanding voting stock of the registrant on June 30, 2024.

As of June 30, 2025, there were 31,083,694 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

CAUTIONARY NOTE REGARDING Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

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

Today, the brand continues to draw on its rich heritage of performance garments and statement designs. Retro-inspired vivid and bold color palates complement technical fabrics to deliver fashion, form and function for women, men and children. Initially known for its on-and-off the slopes skiwear, in 2016 we developed a summer range inspired by the island of Ibiza to bring its unique style to swimwear and activewear. We believe our bold fashion and technical proposition resonates with the modern fashion-conscious consumer that sees value in authentic European heritage and statement-design tailored for an active and healthy lifestyle at a compelling quality-to-value price point.

Our Industry

We operate at the intersection of the global luxury skiwear, outerwear, and active lifestyle markets, which are large, resilient, and undergoing structural growth. Our core addressable market segments benefit from rising demand for premium, functional fashion with a distinct brand identity.

Luxury Skiwear and Outerwear

The global luxury skiwear market was valued at $1.6 billion in 2022 and is projected to grow at a compound annual growth rate (CAGR) of 6.35%, reaching $2.4 billion by 2028, according to EIN Presswire. This market serves a niche yet affluent demographic, typically located near ski regions or with a strong interest in recreational winter sports. This consumer group prioritizes both fashion and technical performance and has demonstrated consistent demand for luxury offerings in alpine apparel.

The global luxury outerwear market, a larger and more geographically diverse category, was valued at $15.9 billion in 2022 and is expected to grow at a CAGR of 6.51%, reaching $23.2 billion by 2028 (Research Reports World). Within this segment, we believe consumers are increasingly seeking heritage-driven, functional outerwear that delivers both performance and aesthetic appeal, especially in urban and lifestyle contexts.

Lifestyle and Athleisure

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

Market Trends

We believe that several macroeconomic and demographic shifts are shaping the future of the global luxury apparel industry. These trends support our growth strategy and validate our digital-first, lifestyle-oriented brand positioning:

●	Acceleration of Online Luxury Sales: The luxury industry has historically lagged behind other retail sectors in digital adoption; however, this dynamic is shifting rapidly. According to Bain & Company, online sales accounted for 22% of global luxury purchases in 2021 and are expected to represent between 32% and 34% by 2030. This channel expansion is being driven by evolving consumer preferences and increased digital investment by luxury brands. As a digitally native brand, we believe Perfect Moment is well-positioned to capitalize on this shift.

●	Generational Demographic Transition: The spending power of Generation Y, Generation Z, and Generation Alpha continues to increase. According to Bain, these generations accounted for all of the luxury market’s growth in 2022 and are expected to comprise 80% of total global luxury spending by 2030. These consumers demand authenticity, digital engagement, and values-driven branding—all core elements of our business model.

●	Geographic Expansion of Luxury Demand: Historically, the luxury market has been concentrated in North America and Europe; however, demand is shifting eastward. Mainland China is expected to become the world’s largest luxury market by 2030. In November 2024, we conducted a limited market entry in China through Tmall and are currently evaluating joint venture structures to support longer-term expansion in the region and capitalize on emerging consumer demand.

Our Brand: Heritage and Evolution

Over the last 40 years, the Perfect Moment brand has evolved from its origins as a small business founded by Thierry Donard—producing apparel for his team of free-ride skiers and surfers—into a global luxury lifestyle brand. Built on a foundation of luxurious, distinctively designed, and high-performance ski apparel, we have continued to expand the brand into new categories and across multiple seasons while maintaining our heritage of technical excellence and bold aesthetics.

This foundation has enabled us to extend our product offering beyond core skiwear into surfwear, swimwear, activewear, lifestyle apparel, and accessories. We apply the same disciplined approach to design, product development, and merchandising across all categories, ensuring that each item aligns with our brand’s identity—fusing function with style, and performance with fashion.

In parallel, we have expanded our distribution beyond a network of regional distributors to include a curated group of premium multichannel retail partners and a growing direct-to-consumer (DTC) business. This strategic evolution in both product and channel mix has positioned Perfect Moment as a year-round brand with growing relevance across sport, leisure, and lifestyle use cases.

We remain committed to offering apparel that reflects the demands of alpine performance while meeting the expectations of today’s fashion-conscious global consumer—delivering a distinct brand experience that resonates on the slopes, in the city, and everywhere in between.

Competition

Perfect Moment competes in the global luxury apparel and outerwear market, which includes a range of premium lifestyle, sportswear, and heritage brands. Our direct competitors include both luxury skiwear specialists and broader luxury outerwear players.

Most competitors tend to specialize in either technical performance or high fashion. Perfect Moment is uniquely positioned at the intersection of these two pillars, offering products that combine elevated design with technical integrity. This dual positioning allows us to differentiate ourselves from heritage performance brands that prioritize function over form, and from fashion brands that lack alpine credibility.

Our brand also competes with emerging DTC brands focused on active lifestyles, as well as traditional wholesale-driven outerwear players. We believe our distinct heritage, design philosophy, and rapidly scaling digital footprint allow us to compete effectively across both luxury and performance categories.

Our Strengths

●	Balanced Fashion and Performance Positioning. Perfect Moment’s affordable luxury brand positioning bridges the gap between pure fashion and high-performance apparel. Our products integrate technical design with elevated aesthetics, enabling both alpine functionality and everyday style. This dual focus differentiates us from many competitors who are more narrowly focused.

●	Heritage-Driven Brand Identity. Founded in Chamonix in 1984, our brand draws from over four decades of ski and surf heritage. This foundation underpins our credibility in luxury outerwear and appeals to a global consumer base seeking authenticity and timeless design.

●	Direct-to-Consumer and Selective Wholesale Distribution. We operate a digitally native, direct-to-consumer ecommerce platform that allows us to control the customer experience, optimize pricing, and drive margin expansion. Our wholesale partnerships are selective and aligned with our premium positioning, providing additional reach while preserving brand integrity. We complement these channels with short-term physical retail activations to test new markets and deepen engagement.

●	Scalable Operating Model. With in-house control over design and development and a flexible, asset-light manufacturing base, we are able to scale seasonally and geographically while maintaining margin discipline.

●	Experienced Leadership. Our senior team brings leadership experience from global apparel and lifestyle brands, guiding our disciplined growth strategy with an entrepreneurial approach.

●	Established Partner Relationships. As of March 31, 2025, we have two luxury marketplace partners, Farfetch and Amazon Luxury, and 160 wholesale partners, of which 16 are luxury department stores (including those we believe are the most sought-after and prestigious names in the fashion industry), 18 operate as exclusively online multi brand retailers and 90 are respected specialty stores with a focus on either sports or winter goods, which is key to our branding strategy.

●	Strategic Retail Expansion:. We are testing physical retail through short-term, low-risk formats such as pop-up stores and shop-in-shops, with plans to scale selectively based on performance.

Our Business Strategy and Product

Perfect Moment sits at the intersection of three large and growing markets (luxury ski apparel, premium outerwear and lifestyle). Based on the characteristics of these respective markets, we believe we have the right brand profile, geographic footprint, target demographic, marketing tools and operational expansion plan to gain significant market share. We believe we are also well-positioned to drive sustainable growth and profitability by executing on the following strategies:

Grow Brand Awareness and Attract New Customers

Expanding brand awareness and deepening customer engagement remain central to our growth strategy. While Perfect Moment has built strong loyalty among existing customers and achieved meaningful global traction, we continue to see significant opportunity in underpenetrated and emerging markets.

Rooted in our rich ski heritage, Perfect Moment appeals to a global audience that values both high-performance apparel and elevated design. Skiing’s association with affluence and lifestyle has enabled us to position the brand as aspirational, particularly on social media, where our visual identity and storytelling strongly resonate.

By combining our signature aesthetic with high-impact marketing, celebrity endorsements, influencer partnerships, editorial features, and collaborations, we have crafted a compelling brand narrative that aligns with the values of our target audience.

This brand narrative has translated into meaningful global media presence. In FY2025, we achieved record-breaking brand visibility, with global media coverage and social traction significantly outpacing prior years. Notable achievements included:

Metric	FY2025	FY2024	YoY Change
Global UVPM (Unique Visitors per Month)	16.6 billion	8.0 billion	+108%
Total Social Audience (KOLs)	934 million	480 million	+95%
Social Audience During Ski Season (Q3–Q4)	597.1 million	297 million	+101%
Global Print Circulation	25.6 million	12.4 million	+106%
Celebrity/Influencer Posts	Multiple including Priyanka Chopra Jonas, Anitta, Miranda Kerr, and more	Similar tier but lower frequency	Significant increase
Key Media Features	Vogue, Harper’s BAZAAR, ELLE, WWD, Tatler	Vogue, WWD, GQ	Expanded global reach

The recent announcement of our strategic collaboration with Alpine generated additional momentum, reaching over 1.1 billion in global PR (UVPM) and delivering high-impact social media performance across both brand channels. These results reinforce our position at the intersection of luxury performance and lifestyle, and demonstrate the effectiveness of targeted collaborations in amplifying reach and engagement.

Customer Acquisition and Market Expansion Strategy

Attracting new customers while deepening engagement with existing ones remains a foundational pillar of our long-term growth strategy. Perfect Moment has built a loyal customer base and strong brand equity in core markets such as the United States, the United Kingdom, and the European Union, while still seeing significant untapped potential across emerging regions and underpenetrated demographics. In FY2025, we expanded outreach across continental Europe and initiated a market test in China via Tmall. We are actively exploring deeper market penetration opportunities, including potential joint ventures or partnerships, particularly in China where we seek to balance growth potential with local market complexities.

Our international growth strategy is closely integrated with our marketing and customer engagement approach. We leverage our brand’s unique heritage—rooted in performance-driven ski apparel with a distinctive retro-modern aesthetic—to connect with affluent, style-conscious consumers who engage deeply with lifestyle content. Skiing remains an aspirational category, and our ability to tell culturally relevant, visually compelling stories has been central to growing awareness in new markets.

To support customer acquisition and global reach, we execute a multi-channel marketing strategy that blends aspirational brand storytelling with data-driven performance marketing. This includes premium editorial placements, influencer activations, celebrity collaborations, and visibility in luxury destinations, as well as robust paid social, search engine marketing (SEM), SEO, programmatic media, and retargeting campaigns. Our proprietary data and customer insights allow us to refine targeting, optimize customer acquisition costs, and improve return on advertising spend (ROAS).

Looking ahead, we plan to further invest in digital community development by enhancing engagement across both core and emerging social platforms and scaling our network of social media ambassadors. In parallel, we are committed to offering a localized customer experience in priority markets through language-specific content, local currency pricing, and improved shipping and distribution capabilities.

Complementing our digital expansion, we are developing a selective network of Perfect Moment-owned retail locations in key global cities. These physical touchpoints are designed to serve as immersive brand destinations that foster loyalty and drive community engagement. This holistic, multi-channel approach—anchored by strong creative execution, performance discipline, and a globally resonant brand voice—remains central to our strategy for customer acquisition, market expansion, and long-term value creation.

Elevating Brand Equity and Market Positioning

We continue to enhance brand desirability by deepening strategic partnerships and cultivating cultural relevance through collaborations with globally resonant brands. These alliances are complemented by curated cultural touchpoints designed to reinforce the brand’s aspirational positioning.

To further strengthen brand exclusivity, we are expanding access to premium, invitation-only experiences, limited-edition product capsules, and bespoke VIP programs. These initiatives are designed to reinforce scarcity-driven value and deepen emotional affinity with our most engaged customer segments.

Our brand amplification strategy includes highly selective alignments with globally recognized influencers and tastemakers, as well as targeted celebrity endorsements. These efforts are bolstered by high-visibility editorial placements in tier-one publications.

Enhancing Product Storytelling and Technical Credibility

We are investing in elevated storytelling formats to articulate our product innovation and craftsmanship. This includes the use of advanced content technologies, such as CGI and AI-powered educational tools, to bring our product narratives to life across digital channels.

We continue to validate the performance and functionality of our products through strategic endorsements by elite athletes, subject matter experts, and professionals in relevant fields. This expert-led validation reinforces product credibility and supports the brand’s premium technical positioning.

Accelerating Customer Retention and Lifetime Value

We are launching a high-touch VIP loyalty program designed to reward our most valuable customers with elevated services including personal styling, concierge shopping experiences, and curated ski retreats. This program aims to drive repeat engagement and strengthen brand loyalty.

In addition, we are deepening customer relationships through exclusive community engagement initiatives, which focus on fostering a sense of belonging and shared identity among our luxury consumer base. These efforts are designed to support long-term customer retention and maximize customer lifetime value.

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

Broaden Our Product Offerings

We continue to develop new product categories to engage customers across all seasons and expand our share of wallet. These include:

●	Fall/Winter Lifestyle: Less technical but equally premium outerwear, loungewear, and accessories.
●	Spring/Summer Expansion: Activewear, surfwear, swimwear, and transitional layering pieces.
●	Multi-Seasonal Lifestyle Collection: Launching a new lifestyle collection to complement our core skiwear line, designed to support year-round customer engagement.
●	Accessories Expansion: Investing in the growth of our accessories business, working with expert vendor partners to capture commercial uplift and enhance brand exposure.
●	Style Expansion: Increasing annual style count from approximately 75 styles to 220–240 styles.
●	Pricing Architecture: Establishing a Good / Better / Best pricing model to improve value perception, broaden customer access, and support luxury tier collaborations.

We believe this strategy supports year-round engagement, reduces seasonal revenue concentration, and enhances gross margin through full-price, high-margin items. FY2025 marked the launch of our first spring/summer capsule under this strategy, with additional lines planned based on customer response and inventory performance.

Establish Perfect Moment Owned Physical Retail

We are actively redefining the après-ski lifestyle as a distinct luxury category, transcending its traditional association with winter sports. Our product strategy includes broadening the après assortment to incorporate versatile knitwear, accessories, and transitional outerwear suited for both urban and alpine environments.

To support this repositioning, we are deploying high-impact experiential activations, including luxury pop-up stores and immersive brand experiences in strategic mountain and resort locations. These initiatives are designed to increase customer engagement, drive retail conversion, and extend our physical brand footprint in high-value markets.

In FY2024 and FY2025, we tested temporary physical retail spaces to evaluate customer response and operational learnings. In FY2026, we plan to open two concession locations in high-profile markets. Our physical retail rollout is focused on near-term milestones and aligned with our broader brand experience goals.

This approach is designed to strengthen customer touchpoints and deliver a consistent luxury retail experience across channels.

Other Strategies to Improve Margin

We intend to focus on the following other strategies to improve our margin:

●	Shift towards direct-to-consumer revenue (such as ecommerce and physical retail). We expect that rebalancing from wholesale to direct-to-consumer, coupled with the other margin initiatives, would result in a double-digit percentage point improvement in our gross margin over time, driven by favorable channel mix.
●	Reducing product range within skiwear. We believe the current range offers too much choice, resulting in reduced economies of scale and higher levels of markdowns and discounts. Rationalizing the range is expected to improve both margin and sell-through.
●	Review and modify supplier base. We expect our supplier base to evolve as we source fabrics and trims more efficiently and introduce new finished goods suppliers with better commercial terms. This includes shifting production to regions with lower labor costs or more favorable duty rates, such as the EU, UK, or Vietnam.
●	Review and revise price positioning. We are introducing more structured pricing discipline and processes, with a focus on assessing margin by product, country of manufacture, and country of sale. We believe our industry and customer segment exhibit relatively inelastic demand, allowing for modest annual price increases in line with luxury market expectations. These pricing strategies will support margin expansion as we grow.
●	Focusing on reducing costs relating to crossing borders. As a global brand, Perfect Moment incurs significant costs from freight, duty, couriers, and other logistics fees. We are focused on improving cost efficiency by shifting more volume to sea freight from air freight, relocating production to lower-duty countries, and reducing broker and customs-related costs through improved planning and process.
●	Implementing a Good / Better / Best pricing model. This tiered structure enhances customer value perception and supports product and price accessibility across a broader consumer base. It also enables luxury-tier expansion for high-profile collaborations and licensed projects.

These margin enhancement initiatives are central to our efforts to increase profitability, streamline operations, and create a scalable business model that can support long-term growth and brand equity.

Operations and Supply Chain

Perfect Moment’s global supply chain strategy is designed to support premium quality, timely delivery, and scalable growth across all major product categories. We work with a curated network of manufacturing partners in Europe and Asia, selected based on their technical expertise, material sourcing capabilities, and alignment with our brand values.

We have implemented a hybrid sourcing model that balances high-performance technical partners for outerwear with more agile suppliers for lifestyle and accessory categories. This approach enables product differentiation while supporting cost-efficiency and flexibility.

Our supply chain is structured around regional fulfillment centers that serve North America, the UK, and continental Europe. We also produce a portion of our products in China, alongside our established manufacturing partnerships in Europe and broader Asia. This setup reduces lead times and supports localized customer experience. In fiscal 2025, we began implementing initiatives to improve margin by consolidating shipments, introducing duty optimization measures, and shifting a portion of logistics from air to sea freight. As part of these efforts, we have also begun assessing the impact of international tariffs on sourcing decisions, which will be further discussed in the Risk Factors section of this Annual Report.

Looking forward, we aim to further diversify our supplier base to reduce concentration risk, optimize raw material procurement, and improve inventory turnover through tighter integration between merchandising, production, and logistics planning.

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

Trademarks and Other Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, design rights/design patents and trade secrets, as well as contractual provisions and restrictions on access to our proprietary technology related to our ecommerce platform. Our principal trademark assets include the trademark “Perfect Moment,” which is registered in the United States and targeted foreign jurisdictions, as are our logos and taglines. We have applied to register or registered many of our trademarks in the United States and other jurisdictions in all classes relevant to our business, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. We actively oppose and defend our position on the trademark registers and subscribe to a trademark watch service for our key assets. Further we subscribe to an online monitoring system to search for infringements of our intellectual property rights and, in addition, act on any reported to us by customers or employees.

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

Government Regulation

In the United States and the United Kingdom and in the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, privacy and data security laws, safety regulations and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of stores and warehouse facilities. Our products sold worldwide are subject to tariffs, treaties and various trade agreements as well as laws affecting the importation of consumer goods. We monitor changes in these laws, regulations, treaties and agreements, and believe that we are in material compliance with applicable laws.

Licenses, Certificates and Approvals

The Company has obtained all licenses, certificates and approvals required for carrying on its business activities during the two fiscal years ended March 31, 2025 and 2024.

Employees and Human Capital Resources

As of March 31, 2025 and 2024, we had a total of 50 and 39 full-time employees, respectively, as well as a limited number of temporary employees and consultants. Our employees are neither unionized nor covered by collective bargaining agreements, and we consider our current employee relations to be good.

Website and Available Information

We file annual, quarterly and current reports; proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.perfectmoment.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of the documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K. We are an electronic filer. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.

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

For the fiscal years ended March 31, 2025 and 2024, our operating loss was $13,796, and $7,675, respectively. We intend to rely on debt and equity financing for working capital until positive cash flows from operations can be achieved, which may never occur. These matters raise substantial doubt about our ability to continue as a going concern. Based upon our current operating plan and assumptions, we expect that the net proceeds from the initial public offering and our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, and the automatic conversion of the outstanding balance of the Notes upon the closing of the initial public offering will be sufficient to fund our operations for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). However, our operating plan may change, and our assumptions may prove to be wrong, as a result of many factors currently unknown to us, and we could use our available capital resources sooner than we expect. We may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal years ended March 31, 2025 and March 31, 2024 contains a going concern explanatory paragraph in which such firm stated that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contained in this report do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. Although based upon our current operating plan and assumptions, we expect that our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements will be sufficient to fund our operations for at least the next 12 months, excluding financing to support production (i.e. timing of working capital), the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

Our financial performance is subject to significant seasonality and variability, which could cause the price of our common stock to decline.

Our business is affected by a number of factors common to our industry and by other factors specific to our business model, which drive seasonality and variability. Historically, key metrics, including those related to our growth, profitability and financial condition, have fluctuated significantly across fiscal periods. Consumer purchases of Women, Men and Kids skiwear and outerwear, which are the Perfect Moment core categories, are concentrated in the Fall/Winter season. As a result, a large proportion of our direct-to-consumer revenue is recognized in the third and fourth fiscal quarter. Our wholesale revenue is weighted earlier in the second and third fiscal quarters, when most orders are shipped to wholesale partners. At the consolidated level, our net revenue is concentrated in the second, third and fourth fiscal quarters, while our operating costs are more evenly distributed throughout the year. In the fiscal year ended March 31, 2025, the second, third and fourth fiscal quarters represented 76% of total net revenue. Working capital requirements typically increase throughout the first, second and early third quarters as overheads continue to be incurred and inventory builds to support our peak shipping and selling periods in the second and third quarters. Cash provided by operating activities is typically highest in the fourth quarter following the significant inflows associated with our peak selling season. Historical results, especially comparisons across fiscal quarters, should not be considered indicative of the results to be expected for any future periods. In addition to the seasonality of demand for our products, our financial performance is influenced by a number of factors which are difficult to predict and variable in nature. These include input cost volatility, the timing of consumer purchases and wholesale deliveries which very often shift between fiscal quarters, demand forecast accuracy, inventory availability and the evolution of our channel mix, as well as external trends in weather and discretionary consumer spending. A number of other factors which are difficult to predict could also affect the seasonality or variability of our financial performance. Therefore, you should not rely on the results of a single fiscal quarter as an indication of our annual results or future performance.

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

In addition, an increase in the use of social media influencers for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we were held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business.

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

We have occasionally received, and may in the future receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future receive, products that are otherwise unacceptable to us or our customers. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are sold, our customers could lose confidence in our products or we could face a product recall and our results of operations could suffer and our business, reputation, and brand could be harmed. There can be no assurance we will be able to detect, prevent, or fix all defects that may affect our products. Failure to detect, prevent, or fix defects, or the occurrence of real or perceived quality, health or safety problems or material defects in our current and future products, could result in a variety of consequences, including a greater number of product returns than expected from customers and our wholesale partners, litigation, product recalls, and credit, warranty or other claims, among others, which could harm our brand, sales, profitability and financial condition. Each Perfect Moment clothing product has a warranty against defects with reasonable use, for two years from the date of purchase. Because of this comprehensive warranty, quality problems could lead to increased warranty costs, and divert the attention of our manufacturing facilities. Such problems could hurt our luxury brand image, which is critical to maintaining and expanding our business. Any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could harm our brand and decrease demand for our products.

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

Our global operations, and those of the third parties upon whom we rely, have been, and could be in the future, adversely affected by health epidemics, pandemics and similar outbreaks. Despite our efforts, and the efforts of third parties upon whom we rely, to manage these matters, their ultimate effects also depend on factors beyond our knowledge or control, including the duration, severity and recurrence of any outbreak and actions taken to contain its spread and mitigate its public health effects. Health epidemics, pandemics and similar outbreaks may adversely affect our business, including by resulting in (i) significant volatility in demand for our products and services, (ii) changes in consumer behavior and preferences, (iii) disruptions of our manufacturing and supply chain operations, (iv) limitations on our employees’ ability to work and travel and (v) changes to economic or political conditions in markets in which we operate.

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

Risks Related to Our Supply Chain

We may be unable to source and sell our merchandise profitably or at all if new trade restrictions are imposed or existing restrictions become more burdensome.

The United States and the countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, have and could result in a higher cost or restrictions on the importation of the products we sell. Although we have and may continue to look for alternative sourcing options, we may not be able to shift production in a timely or cost-effective manner, if at all, from various countries in which we manufacture our products to offset those costs or restrictions. Therefore, we may not be able to mitigate the entire increase to our cost resulting from tariffs and we may not be able to, or may choose not to, pass any cost increase onto consumers. Any increase in our prices could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers. In addition, the uncertainty in the global trade environment may have adverse impacts on capital markets or consumer discretionary spending, which could lower demand for our products. Any adverse impact on our costs or on consumer demand could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on international trade agreements and regulations. The countries in which we produce and sell our products could impose or increase tariffs, duties, or other similar charges that could negatively affect our results of operations, financial position, or cash flows.

Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Europe, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including sanctions against the PRC, tariffs imposed by the United States and the PRC, and the possibility of additional tariffs or other trade restrictions, could adversely impact our business. It is possible that further tariffs may be introduced or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC as well as other countries, or could require us to source our products from different countries. The Uyghur Forced Labor Prevention Act and other similar legislation may lead to greater supply chain compliance costs and delays to us and to our vendors.

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

We work with a group of approximately 18 vendors that manufacture our products, 17 of which produced products in the fiscal year ended March 31, 2025. During the fiscal year ended March 31, 2025, the largest single manufacturer, produced approximately 39% of our products and substantially all of our products were manufactured in China. We work with a group of approximately 8 suppliers to provide the fabrics for our products. For the fiscal year ended March 31, 2025, the largest single supplier produced approximately 46% of the fabric for our products. During the fiscal year ended March 31, 2025, approximately 62% of our fabrics originated from China and 37% from Japan. We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps and drawcords from suppliers located predominantly in the Asia Pacific region.

The price of raw materials depends on a wide variety of factors largely beyond the control of the Company. A shortage, delay or interruption of supply for any reason, could negatively impact our ability to fulfill orders and have an adverse impact on our financial results. In addition, while our suppliers, in turn, source from a number of sub-suppliers, we rely on a very small number of direct suppliers for certain raw materials. As a result, any disruption to these relationships could have an adverse effect on our business. Events that adversely affect our suppliers could impair our ability to obtain inventory in the quantities and at the quality that we require. Such events include difficulties or problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, public health emergencies or other catastrophic occurrences. A significant slowdown in the retail industry as a whole may also result in bankruptcies or permanent closures of some of our suppliers and third-party vendors. Furthermore, there can be no assurance that our suppliers will continue to provide fabrics and raw materials or provide products that are consistent with our standards. More generally, if we need to replace an existing supplier, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and any new supplier may not meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of our raw materials could have an adverse effect on our ability to meet customer demand for our products and result in lower revenue and profitability both in the short and long-term.

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

Potential labor disputes at independent factories where our goods are produced, shipping ports, or transportation carriers create risks for our business, particularly if a dispute results in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. Any potential labor dispute could materially affect our costs, decrease our sales, harm our reputation or otherwise negatively affect our sales, profitability or financial condition. Further, the risks to our business due to a pandemic or other public health emergency, include risks to worker health and safety, prolonged restrictive measures put in place in order to control the crisis and limitations on travel, which may result in temporary shortages of staff or unavailability of certain workers with key expertise or knowledge of our business and, impact on productivity.

The operations of many of our suppliers are subject to additional risks that are beyond our control.

Almost all of our suppliers are located outside of North America and the United Kingdom, and as a result, we are subject to risks associated with doing business outside of these regions, including:

●	the impact of health conditions, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our suppliers or manufacturers are located;

●	political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

●	fluctuations in foreign currency exchange rates;

●	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;

●	reduced protection for intellectual property rights, including trademark protection, in some countries, particularly in the PRC; and

●	disruptions or delays in shipments whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions.

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

Risks Related to Global Economic, Political and Regulatory Conditions

Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.

We operate distribution and warehousing facilities and offices around the world and substantially all of our manufacturers are located outside of the United States. We are subject to numerous risks and global events beyond our control which could negatively impact consumer spending or our own operations or operations of our customers or business partners, and therefore our results of operations, including: changes in diplomatic and trade relationships, trade policy or actions of foreign or U.S. governmental authorities impacting trade and foreign investment; inflation; military conflict; political or labor unrest; terrorism; public health crises, disease epidemics or pandemics; natural disasters and extreme weather conditions, which may increase in frequency and severity due to climate change; economic instability resulting in the disruption of trade from foreign countries; the imposition of new laws, regulations and rules, including those relating to sustainability and climate change, data privacy, labor conditions, minimum wage, quality and safety standards and disease epidemics or other public health concerns; and changes in local economic conditions in countries where our stores, customers, manufacturers and suppliers are located.

These risks could hamper our ability to sell products, negatively affect the ability of our manufacturers to produce or deliver our products or procure materials and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, profitability, cash flows and financial condition. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.

An economic recession, depression, downturn or economic or political uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.

Many of our products may be considered discretionary items for consumers. Uncertain or challenging global economic and political conditions could impact our performance, including our ability to successfully expand internationally. Some of the factors that may influence consumer spending on discretionary items include general economic conditions (particularly those in North America), high levels of unemployment, health pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. Political unrest could also negatively impact our customers and employees, reduce consumer spending and adversely impact our business and results of operations. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. China is a target growth market for us, although consumer demand for our products there may also be impacted by unfavorable economic conditions in China. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

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

In addition, from time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment and other claims related to our business. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation of our common stock, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future financing agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be an investor’s sole source of gain for the foreseeable future.

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

Pursuant to the 2021 Plan, the plan administrator is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of June 30, 2025, there were 31,083,694 shares of common stock reserved for issuance in connection with outstanding awards granted under the 2021 Plan and 2,527,944 shares of common stock were available for future issuance under the 2021 Plan. Future equity incentive grants and issuances of common stock under awards outstanding under the 2021 Plan may result in dilution to our stockholders.

We will incur increased costs as a result of being a public company.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board impose additional reporting and other obligations on public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expense associated with our SEC reporting requirements. Furthermore, if we identify an issue in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and train qualified people to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and administrative fees significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

Governance

Cybersecurity risk management is an integral part of the Company’s enterprise risk management framework and is overseen at both the Board and management levels.

Board Oversight

The Company’s Board of Directors maintains ultimate oversight of cybersecurity risks. The Audit Committee, which is composed entirely of independent directors, has primary responsibility for overseeing cybersecurity risk as part of its broader oversight of information technology and risk management. The Audit Committee receives regular briefings—at least quarterly—from management on cybersecurity matters.

The full Board is also periodically briefed on material cybersecurity risks, incident response preparedness, and significant security incidents, if any.

Management Oversight

Day-to-day responsibility for assessing, managing, and mitigating cybersecurity risk lies with the Company’s Chief Financial Officer and Chief Operating Officer (the CFOO), who reports to the President and has a dotted-line reporting relationship to the Audit Committee.

As of the date of this filing, the Company has not experienced a cybersecurity incident that has materially affected, or is reasonably likely to materially affect, its business, financial condition, or results of operations.

ITEM 2. PROPERTIES

Our corporate headquarters is located in London, England where we lease office space under a lease that expires in April 2026. In addition to our corporate headquarters, we have an office in Hong Kong, where we lease office space that expires in February 2026.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 14 “Commitments and Contingencies,” in the notes to our audited consolidated financial statements of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “PMNT.”

Holders of Common Stock

As of June 30, 2025, there were approximately 214 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Dividends

We have never declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock for the foreseeable future. Other than with respect to the payment of dividends on our Series AA Preferred Stock as described below, we intend to retain any future earnings to fund the development and growth of our business. The payment of dividends, if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Commencing in April 2025, we will pay monthly dividends on our Series AA Convertible Preferred Stock at the rate of 12% per annum. Accordingly, we may not be able to declare a dividend on our common stock unless full cumulative dividends on the Series AA Preferred Stock have been or contemporaneously are declared and paid.

Recent Sales of Unregistered Securities

On March 28, 2025, we issued 924,921 shares of Series AA Convertible Preferred Stock valued at $5.8005 per share and convertible into shares of common stock at a conversion price of $5.00 per share in accordance with executed securities purchase agreements. We also issued 56,676 warrants to purchase shares of common stock with an exercise price of $1.45 per share to the placement agent as part of the fees associated with this offering. Pursuant to the said offering, the Company received gross proceeds of $5,365,000 before fees and other expenses associated with the transaction

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2025 and 2024, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.” Unless otherwise indicated, all dollar amounts are in thousands.

Overview

Perfect Moment is a luxury lifestyle brand offering high-performance skiwear and complementary apparel categories that merge technical functionality with fashion-led design. We develop collections for women, men, and children that reflect a combination of technical integrity, elevated aesthetics, and versatility across seasons and use cases.

We design all products in-house and rely on a network of manufacturing partners across Europe and Asia, including China. Our merchandise is sold in over 60 countries through a combination of direct-to-consumer ecommerce, wholesale partnerships with premium retailers, select concession formats, and licensed international wholesalers.

We are focused on generating long-term, brand-right growth and improving profitability. During the fiscal year ended March 31, 2025, we continued to scale our direct-to-consumer business, launched a new spring/summer capsule, and increased our annual style count from approximately 75 to over 200. We also implemented a tiered pricing architecture across key categories to support value perception and drive margin enhancement.

We intend to grow our business over time by expanding our digital and retail footprint, diversifying our product portfolio, enhancing international reach, and pursuing selective collaborations. Our marketing efforts—both brand-building and performance-driven—are designed to increase awareness, strengthen customer engagement, and support customer acquisition and retention.

Recent Developments

In May 2025 we entered two agreements with lenders in which we borrowed gross proceeds of $1,900, $500 of which were pursuant to a note with an entity controlled by the Chairman of our board of directors. Refer to Note 17 to our consolidated financial statements included in Item 8 of this Form 10-K.

On June 30, 2025, the Company closed a public offering of 10,000,000 shares of its common stock at an offering price of $0.30 per share (the “Offering”), pursuant to its registration statement on Form S-3 (File No. 333-285612). The Offering generated gross proceeds of $3.0 million. After underwriting discounts, non-accountable expenses, legal expense reimbursement, and other offering-related costs, the Company received net proceeds of approximately $2,686,850.

In connection with the Offering, the Company issued to ThinkEquity LLC, the representative of the underwriters, warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.38 per share. These warrants are exercisable beginning on the date of issuance and expire five years thereafter. The underwriters were also granted a 45-day option to purchase up to an additional 1,500,000 shares of common stock and/or pre-funded warrants to cover over-allotments, if any. As of the date of this filing, the over-allotment option has not been exercised.

Concurrently with the closing off the Offering, the May 2025 Note was extinguished through the issuance of 1,692,694 shares of the Company’s common stock at a per share price of $0.30.

Comparability of Financial Information

Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of completing our IPO in February 2024 and becoming a public company.

Results of Operations

The following table sets forth our results of operations for the years ended March 31, 2025 and 2024.

	Year Ended March 31, 2025	Year Ended March 31, 2024	Change
Revenue, net	$21,501	$24,443	$(2,942)
Cost of goods sold	11,072	12,001	(929)
Gross profit	10,429	12,442	(2,013)
Gross margin (1)	48.5%	50.9%
Operating expenses
Selling, general and administrative expenses	20,685	15,333	5,352
Marketing and advertising expenses	3,540	4,784	(1,244)
Total operating expenses	24,225	20,117	4,108
Loss from operations	(13,796)	(7,675)	(6,121)
Total other expense, net	(2,143)	(1,047)	(1,096)
Net Loss	$(15,939)	$(8,722)	$(7,217)
Other comprehensive (losses) gains
Foreign currency translation (losses) gains	62	(288)	350
Comprehensive loss	$(15,877)	$(9,010)	$(6,867)

(1)	Gross margin is defined as gross profit as a percentage of total net revenue.

Non-GAAP Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under GAAP, the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company’s performance. We have included these non-GAAP financial measures in this Annual Report because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Net loss, as reported	$(15,939)	$(8,722)

Adjustments:
Interest expense	2,046	1,311
Stock compensation expense	1,334	739
Amortization of stock-based marketing services	910	185
Depreciation and amortization	342	555
Adjusted EBITDA	$(11,307)	$(5,932)

Adjusted EBITDA is a non-GAAP financial measure that displays our net loss from continuing operations, adjusted to eliminate the effect of certain items as described below. We define Adjusted EBITDA as net loss excluding interest expense, income tax benefit (expense), depreciation and amortization and stock-based compensation expense. Adjusted EBITDA is a measure that is not defined in US GAAP. We believe that it is useful to exclude these expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

The $5,375 decrease in Adjusted EBITDA for the year ended March 31, 2025 compared to the same period in 2024 was primarily driven by a $2,013 decline in gross profit, reflecting lower revenue and a reduction in gross margin from 50.9% to 48.5%. Additionally, selling, general and administrative expenses increased by $5,352, including higher stock-based compensation expense of $595, amortization of prepaid stock-based marketing services of $910, legal fees of $1,510, and labor costs of $698 to support growth and public company readiness. Further cost increases included retail store expenses of $497, travel of $192, audit fees of $189, information technology of $170, insurance of $170, and postage of $121. These impacts were partially offset by a $1,244 reduction in marketing and advertising expenses, primarily due to lower agency fees and event-related costs.

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

●	employee stock awards and common stock purchase options expense has been, and will continue to be for the foreseeable future, a significant recurring expense for the Company and an important part of our compensation strategy;
●	the assets being depreciated or amortized may have to be replaced in the future, and the non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments;
●	non GAAP measures do not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
●	non-GAAP measures do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
●	non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs; and
●	other companies, including companies in our industry, may calculate their non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including our net loss and our other financial results presented in accordance with GAAP. You are encouraged to evaluate the above adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Revenue

Total revenue for the year ended March 31, 2025, was $21,501 compared to $24,443 for the year ended March 31, 2024, a decrease of $2,942 or 12.1%. The decrease is primarily attributed to the termination of a collaboration with Hugo Boss during the year ended March 31, 2024 totaling $3,169. The remaining increase of $227 is attributed to retail revenue of $775 from our New York and London pop-up locations, plus $555 in revenue from our collaborations entered into during the year ended March 31, 2025, offset by $780 lower wholesale revenue and $323 lower ecommerce revenue.

Cost of goods sold

Cost of goods sold for the year ended March 31, 2025 was $11,072 compared to $12,001 for the year ended March 31, 2024, a decrease of $929 or 7.8%. The change in cost of goods sold is primarily attributed to strategic changes in ecommerce driven by less discounting and improvements in the supply chain.

Gross profit and gross margin

Our gross profit for the year ended March 31, 2025 was $10,429 compared to $12,442 for the year ended March 31, 2024, a decrease of $2,013 or 16.2%.

Our gross margins were 48.5% compared to 50.9% achieved in the prior year. The decrease was primarily attributed to strategic changes in ecommerce driven by less discounting and improvements in the supply chain, offset by a decrease in collaboration revenue.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of personnel related expenses, stock compensation expense, legal and professional fees, depreciation and amortization and other selling, general and administrative expenses, including information technology, property related expenses, travel and product sample costs.

SG&A expenses for the year ended March 31, 2025 were $20,685 compared to $15,333 for the year ended March 31, 2024, an increase of $5,352 or 34.9%. The increase was primarily driven by higher stock-based compensation expense of $595, amortization of prepaid stock-based marketing services of $910, legal fees of $1,510, and labor costs of $698 to support growth. Additional increases included retail store expenses of $497, travel of $192, audit fees of $189, information technology of $170, insurance of $170, and postage of $121.

Marketing and advertising expense

Marketing and advertising expense consist of agency, contractor and consulting expense, content production, promotional operating expense, and advertising costs. Marketing is an important driver of growth and we intend to continue to make significant investments in our marketing organization.

Marketing and advertising expenses for the year ended March 31, 2025 were $3,540 compared to $4,784 for the year ended March 31, 2024, a decrease of $1,244 or 26.0%. The decrease was primarily due to reductions in agency expenses of $920 and event costs of $400, partially offset by investments of $200 in brand awareness initiatives aimed at driving eCommerce revenue and sell-through, including advertising, photoshoots, and digital marketing.

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

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $7,509, including restricted cash of $1,350 and an accumulated deficit of $64,916. Historically, Perfect Moment has generated negative cash flows from operations and has primarily financed its operations through private sales of equity securities, debt and working capital finance.

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

Our ability to fund inventory purchases, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive that the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections below titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

Cash Flow Activities

The following table shows summary consolidated cash flow information for the periods presented:

	Year Ended March 31, 2025	Year Ended March 31, 2024

Consolidated statement of cash flow data:
Net cash used in operating activities	$(9,861)	$(4,453)
Net cash used in investing activities	$(302)	$(211)
Net cash provided by financing activities	$9,692	$8,162

Cash Flows from Operating Activities

During the year ended March 31, 2025, operating activities used $9,861 in cash and cash equivalents primarily resulting from a net loss of $15,939, offset by non-cash charges of $6,062 and a net cash inflow from changes in operating assets and liabilities of $16.

The changes in operating assets and liabilities during the year ended March 31, 2025 consisted primarily of a $1,536 increase in accrued expenses, a $903 increase in trade payables, $937 increase in inventories, $1,493 increases in prepaid expenses and other current assets and, offset by a $155 decrease in unearned revenue and a $160 decrease in accounts receivable.

During the year ended March 31, 2024, operating activities used $4,453 in cash and cash equivalents primarily resulting from a net loss of $8,722, offset by non-cash charges of $2,442 and a net cash inflow from changes in operating assets and liabilities of $1,827.

The changes in operating assets and liabilities during the year ended March 31, 2024 consisted primarily of a $2,029 increase in accrued expenses, a $295 increase in trade payables, and a $240 increase in unearned revenue, offset by a $349 increase in inventory, a $238 increase in accounts receivable, a $219 increase in prepaid expense and other current assets, and a $106 decrease in operating leases.

Cash Flows from Investing Activities

Cash used in investing activities was $302 in the year ended March 31, 2025 and $211 in the year ended March 31, 2024, an increase of $91. The increase primarily reflects continued investment in our website infrastructure to enhance the customer experience and support our digital growth initiatives.

Cash Flows from Financing Activities

Net cash obtained from financing activities during the year ended March 31, 2025 was $9,692, resulting from $5,148 in net proceeds from the issuance of preference shares, $2,000 in net proceeds from the issuance of a convertible note, $5,792 in net proceeds from short-term borrowing and $2,845 in net proceeds from trade finance facilities, offset by $5,742 in repayment of short-term borrowings and $351 in repayment of trade finance facilities.

Net cash obtained from financing activities during the year ended March 31, 2024 was $8,162, resulting from $6,009 in net proceeds from our initial public offering, $2,179 in net proceeds from the issuance of common shares and $1,847 in net proceeds from trade finance facilities, offset by $1,873 in repayment of trade finance facilities.

Sources of Liquidity

Cash and cash equivalents and restricted cash

As of March 31, 2025, we had cash and cash equivalents of $6,159 and restricted cash of $1,350, compared to $7,910 and $nil as of March 31, 2024.

Trade finance facility

As of March 31, 2025, we had an available secured, committed revolving trade finance facility, which provides for borrowings up to $2,700. We were in compliance with all associated covenants and there was an outstanding balance of $2,495 under the facility as of March 31, 2025 which was due June 2025. Refer to Note 8 in Part II, Item 8 of this Form 10-K for further information regarding our trade finance facility.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital, including deposits with our suppliers. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities. As of March 31, 2025, we have $6,728 of minimum purchase obligations with our suppliers for our product lines that will be sold during the year ended March 31, 2026.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of significant judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.

Our critical accounting policies, estimates, and judgements are as follows, and see Note 2. Summary of Significant Accounting Policies included in Item 8 of Part II for additional information:

Revenue reserves

The amount of consideration we receive and recognize as revenue, net across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected sales returns and miscellaneous claims from customers and record sales reserves to reduce revenue, net.

As of March 31, 2025, our sales-related reserves were $0.6 million compared to $0.3 million as of March 31, 2024. The most significant variable affecting these reserve balances is sales levels. As a percentage of Net sales, the sales reserves balances were 2.8% as of March 31, 2025 compared to 1.3% as of March 31, 2024. The reserve for returns from customers is the component of our sales-related reserves most susceptible to estimation uncertainty. These estimates are based on 1) historical rates of product returns and claims; and 2) events and circumstances that indicate changes to such historical rates are warranted, such as our customers’ inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, we record an adjustment to Net sales in the period in which such determination was made.

Accounts Receivable and Credit Losses

We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expenses in the period in which such a determination was made.

Inventory Reserves

The Company periodically reviews its inventory for potential excess, obsolescence, or slow-moving items and records reserves as necessary to reflect inventory at the lower of cost or net realizable value. This assessment is inherently judgmental and considers multiple factors including current inventory levels, historical and projected sales trends, seasonality, planned markdowns, and liquidation history. Management places particular focus on unsold units from prior seasons and styles that have been carried forward, taking into account their performance over time and expected sell-through.

Inventory is tracked at the SKU level, and the Company’s provision methodology involves a cross-functional process with the merchandising and planning teams to identify items at risk of non-recovery. This includes analysis of aged inventory by collection season, unit sales velocity, and margin erosion. Provisions are updated quarterly and recorded in the period in which such assessments are made.

Warrants

We account for warrants as either equity- classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. We assess the classification of our warrants at each reporting date to determine whether a change in classification between equity and liability is required.

Stock-based compensation

We account for share-based payments that involve the issuance of shares of our common stock to employees and non-employees and meet the criteria for share-based awards as stock-based compensation expense based on the grant-date fair value of the award. We estimate forfeitures and apply that to the stock-based compensation expense to be recognized over the period an award vests. We recognize compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our compensation and benefits expenses. In addition to the below, see Note 11 – Stock Based Compensation to our audited consolidated financial statements for additional detail.

For periods prior to the IPO, we issued stock option awards and restricted stock units to employees and non-employees under the 2021 Equity Incentive Plan (the “2021 Plan”). The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates the following assumptions for inputs: the expected volatility in the market value of the underlying common stock, the expected term of the contractual option, the risk-free interest rate based upon quoted market yields for United State Treasury instruments with terms that were consistent with the expected term of the stock options and the expected dividend yield of the underlying common stock.

The fair value of the stock awards issued to employees and nonemployees under the 2021 Plan prior to the IPO was estimated at each grant date using the Black-Scholes model which requires the input of the following subjective assumptions: (a) length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”), (b) The volatility of our common stock price over the expected term, (c) expected dividends, (d) risk-free interest rate over the option’s expected term, and estimated forfeiture rate. A summary of our significant assumptions for the pre-IPO stock awards is as follows:

● Expected term: For employees, the expected term is determined using the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of the Company’s employee stock options, which are considered to have “plain vanilla” characteristics. For nonemployees, the expected term represents the contractual term of the option.

● Expected volatility: The expected volatility was determined by examining the historical volatilities of a group of industry peers, as the Company did not have any trading history for our common stock prior to the IPO.

● Expected dividend yield: The expected dividend yield was based on our history and management’s current expectation regarding future dividends.

● Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the stock options.

● Estimated forfeiture rate: The expected forfeiture rate was based on our history and management’s expectation regarding future forfeitures.

If factors change, and we utilize different assumptions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. Higher volatility and longer expected terms result in an increase to share-based compensation determined at the date of grant. Future share-based compensation cost will increase to the extent that we grant additional share-based awards to employees and non-employees. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our selling, general and administrative expenses.

In future periods, we expect share-based compensation to increase, due in part to our existing unrecognized share-based compensation and as we issue additional share-based awards to continue to attract and retain employees.

Income Taxes

We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect our ability to utilize our net operating loss carryforwards.

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred tax assets to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position, results of operations or cash flows.

Our assumptions, judgement and estimates relative to uncertain tax positions take into account whether a tax position is more likely than not to be sustained upon examination by the relevant taxing authority based on the technical merits of the position and the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect our ability to utilize our net operating loss carryforwards.

Contingencies

We are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities when a loss is assessed to be probable and its amount is reasonably estimable. If it is reasonably possible that a material loss could occur through ongoing litigation, we provide disclosure in the footnotes to our financial statements. Assessing probability of loss and estimating the amount of probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Should we experience adverse court judgments or should negotiated outcomes differ to our expectations with respect to such ongoing litigation it could have a material adverse effect on our results of operations, financial position, and cash flows.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

(a)	Not applicable.

(b)	Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive officers and directors:

Name	Age	Position
Executive Officers
Chath Weerasinghe	44	Chief Financial and Operating Officer
Jane Gottschalk	52	President, Chief Creative Officer and Director
Mark Buckley	43	Former Chief Executive Officer and Director
Jeff Clayborn	54	Former Chief Financial Officer
Non-Executive Directors
Max Gottschalk	53	Chairman of the Board of Directors
Andre Keijsers	59	Director
Berndt Hauptkorn	57	Director
Tracy Barwin	46	Director
Tim Nixdorff	40	Director
Adam Epstein	46	Director

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

Executive Officers

Chath Weerasinghe– Chief Financial Officer

Mr. Weerasinghe has served as our Chief Financial Officer since February 2025. He brings over a decade of senior finance and operations experience in the retail and apparel sector. Prior to joining the Company, he spent four years at Canada Goose, where he served as Senior Director of Finance & Services (2021–2022) and later as Vice President of Finance & Operations (2022–2024). From 2017 to 2021, he was Group Head of Finance and IT at MUJI Europe Holdings Limited, and previously held the role of European Finance and Accounting Manager at American Apparel (2011–2016). Mr. Weerasinghe holds a B.A. in Applied Accounting from Oxford Brookes University and an MBA from the University of East London. He completed the INSEAD Chief Operating Officer Executive Education Program in 2024 and is a Fellow of the Association of Chartered Certified Accountants (FCCA).

Jeff Clayborne– Former Chief Financial Officer

Mr. Clayborne served as our Chief Financial Officer from October 2023 to January 2025. During his tenure, he contributed to our financial operations and planning during a key transition period. He is also a financial advisor at Healthy Extracts Inc. and previously held CFO roles at SONDORS, Inc. (2022–2023), where he led the company’s Nasdaq readiness and operational improvements, and at Verb Technology Company, Inc. (Nasdaq: VERB, VERBW) (2016–2022), where he supported its uplisting to Nasdaq and oversaw multiple financings. Earlier in his career, he held senior finance roles at Universal Music Group and The Walt Disney Company and began his career as a CPA with McGladrey & Pullen LLP and KPMG. Mr. Clayborne holds an MBA from the University of Southern California.

Jane Gottschalk – Chief Creative Officer and Director

Ms. Gottschalk has served as our Chief Creative Officer since September 2022, a member of our board of directors since March 2021, and was appointed President of the Company in February 2025. She has been deeply involved in the creative and brand direction of Perfect Moment for over a decade, including her roles as Creative Director of PMUK (2017–2022) and PMA (2012–2022), and now as Chief Creative Officer of both entities. Ms. Gottschalk has played a pivotal role in shaping the brand’s visual identity, product design, and market positioning across global markets. She is also a director of Jing Holdings Limited, the holding company for Jax Coco, a premium coconut water brand, and served on the board of Jax Coco UK Limited until May 2023. Ms. Gottschalk holds a B.A. from the University of Kent. She is the wife of Max Gottschalk, the Chairman of our board of directors. We believe Ms. Gottschalk is well-qualified to serve on our board given her deep understanding of the brand, creative leadership, and entrepreneurial vision, which continue to drive the Company’s unique positioning and cultural identity.

Mark Buckley – Former Chief Executive Officer and Director

Mr. Buckley served as our Chief Executive Officer from November 2022 until January 2025 and has been a member of our board of directors since November 2022. He also served as acting Chief Financial Officer until October 2023. In addition, Mr. Buckley is a director at 3rd Rock Private Limited. Prior to joining the Company, he was CFO of Rapha Racing Limited (2020–2022) and held senior finance roles there and at Burberry Limited (2011–2016), including Director of Financial Planning & Analysis. He began his career at Marks and Spencer Group plc, which included an international secondment to Woolworths South Africa. Mr. Buckley is a qualified accountant (ACCA, 2004). We believe he is qualified to serve on our board due to his extensive leadership and financial experience. Mr. Buckley was terminated as Chief Executive Officer on January 31, 2025, but remains a director of the Company as of March 31, 2025.

Non-Executive Directors

Max Gottschalk – Chairman of the Board of Directors

Mr. Gottschalk has served as Chairman of our board of directors since March 2021, and has also served on the boards of PMA since 2012 and PMUK since 2017. He is the Founder and CEO of Vedra Partners Ltd., a London- and Switzerland-based multi-family office, and has extensive experience leading and advising investment entities across private equity, sustainable finance, and consumer goods. He is a Partner at Ocean 14 Capital Ltd., a fund focused on ocean sustainability, and holds director roles at Nurture Brands Ltd., Aeon Investment Ltd., and several holding entities of the Hycap Fund, an energy transition-focused private equity vehicle. Mr. Gottschalk previously co-founded Gottex Fund Management, a global asset management firm which he built and successfully listed on the Swiss stock exchange. Earlier in his career, he held senior roles at Bear Stearns in New York, leading fixed income hedge fund sales. Mr. Gottschalk holds a B.A. in Finance from the McIntire School of Commerce at the University of Virginia. We believe he is well-qualified to serve as Chairman due to his significant board experience, entrepreneurial track record, and broad expertise in investment management and strategic leadership.

Andre Keijsers – Director

Mr. Keijsers has served on our board since October 2023 and has held directorships at PMA, PMUK, and various affiliated entities since 2016. He is CEO of Van Lanschot Kempen Investment Management (UK) Ltd. and previously held executive roles at Vedra Partners, Gottex Fund Management, and Swapstream. He founded Arnhem Consulting and serves on multiple boards. Mr. Keijsers holds a doctorandus degree in Computer Science from Radboud University. We believe he is qualified to serve on our board given his governance, finance, and investment experience.

Berndt Hauptkorn – Director

Mr. Hauptkorn has served on our board since October 2023. He is President, Europe Region, and Global Markets Officer at Chanel, overseeing operations across EMEA and coordinating global leadership. Previously, he was CEO at Uniqlo Europe and Bally International, and a Principal at BCG. He holds a Diplom-Kaufmann and Dr. rer. pol. in Business Administration from Friedrich-Alexander-University. We believe his global fashion industry expertise and leadership experience make him a valuable board member.

Tracy Barwin – Director

Ms. Barwin has served on our board since November 2022. She is the Founder of Tracy B Ltd. and previously held senior roles at Hunter Boot, Uniqlo, and Myla, with a focus on direct-to-consumer and customer experience. Ms. Barwin holds a B.A. in Modern History and Politics from Manchester University and a postgraduate diploma from The Chartered Institute of Marketing. We believe she is qualified to serve on our board due to her experience in fashion, retail, and DTC operations.

Tim Nixdorff – Director

Mr. Nixdorff joined our board in January 2024. He is CEO of GORE Technologies AG and COO of Neon Equity AG. He previously held executive roles at Rag & Bone, Galvan London, and BEJOND Germany. Mr. Nixdorff holds a Master’s in Economics from Technical University of Dortmund and a B.A. in Business Administration from the University of Duisburg-Essen. We believe his experience in fashion, marketing, and investment industries supports his role on our board.

Adam Epstein – Director

On May 29, 2025, the Board of Directors of Perfect Moment Ltd. elected Adam Z. Epstein as a director of the Company. Mr. Epstein is the Portfolio Manager and Chief Investment Officer of MAZE Investments LLC. Mr. Epstein has worked in the financial services industry for more than two decades and brings extensive experience in capital markets, strategy, investor communications, and corporate governance. Mr. Epstein holds a BA in economics from the University of Michigan, MA in economics from the University of California, Santa Barbara and MBA in finance from the UCLA Anderson School of Management. He also holds the Chartered Financial Analyst designation. We believe he is qualified to serve on our board given his governance, finance, and investment experience.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such reports filed with the SEC and written representations from reporting persons, we believe that during the fiscal year ended March 31, 2025, all applicable Section 16(a) filing requirements were met in a timely manner, except Chath Weerasinghe, who filed one late Form 4, and Max Gottschalk, who filed one late Form 4.

Insider Trading Policies

We maintain an insider trading policy that applies to all directors, executive officers, employees, and consultants. The policy prohibits trading in our securities while in possession of material non-public information.

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

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

During the fiscal year ended March 31, 2025, we paid cash and equity-based compensation to our non-employee directors for their service on our board of directors. We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

As of March 31, 2025, our non-employee directors held 208,400 outstanding option awards to purchase or to be issued our common stock.

As of March 31, 2025, Jane Gottschalk, our current Chief Creative Officer and a member of our board of directors, who was a non-employee director until August 2022, held options to purchase 68,172 shares of our common stock. We granted options to purchase 30,000 shares of our common stock each (for a total of 120,000 shares of our common stock) to Andre Keijsers, Tracy Barwin, Berndt Hauptkorn and Tim Nixdorff, our four independent directors, pursuant to and upon the terms and conditions of their Independent Director Agreements with us, vesting over a period of three years from the effective date of each such Independent Director Agreement. On March 5, 2024 we granted an additional 6,000 options to purchase our common stock to Berndt Hauptkorn and Tim Nixdorf, vesting over a period of three years from the effective date of each such Independent Director Agreement. On March 5, 2024 we granted an additional 13,200 options to purchase our common stock to Andre Keijsers and Tracy Barwin, vesting over a period of three years from the effective date of each such Independent Director Agreement.

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

Director Compensation Table

The following table discloses the cash fees, bonuses and stock awards and total compensation earned, paid or awarded to each of our non-employee directors during the fiscal year ended March 31, 2025. Columns disclosing compensation under the headings “Non-Equity Incentive Plan Compensation,” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” are not included because no compensation in these categories was awarded to, earned by or paid to our non-employee directors in the fiscal year ended March 31, 2025. The dollar amounts shown are in U.S. dollars. The amounts originally in British pounds were converted to U.S. dollars for this table using the average of the average exchange rates for each fiscal month during the applicable fiscal year.

Name(1)	Fees Earned or Paid in Cash ($)	Bonus ($)	Option Awards ($)	Total ($)
Max Gottschalk	185,703	-	-	185,703	(2)
Tracy Barwin	50,000	-	-	50,000	(3)
Andre Keijsers	50,000	-	-	50,000	(3)
Berndt Hauptkorn	50,000	-	-	50,000	(3)
Tim Nixdorff	50,000	-	-	50,000	(3)

(1)	Chath Weerasinghe, Chief Financial Officer and Jane Gottschalk a Director and President, Chief Creative Officer during the fiscal year ending March 31, 2025, are not included in this table as they were employees, and, thus, received no compensation for their services as a director. The compensation received by Mr. Weerasinghe and Ms. Gottschalk as employees are disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	The amount reported for Mr. Gottschalk represents consulting fees paid to him pursuant to the terms of his consulting agreement.

(3)	The amount reported for Ms. Barwin, Mr. Keijers, Mr. Hauptkorn and Mr. Nixdorff represent their director fees for the fiscal year ended March 31, 2025.

(4)	On January 31, 2025, the Company terminated Mark Buckley as Chief Executive Officer of the Company. Mr. Buckley continues to serve as a director of the Company.

Consulting Agreements

Max Gottschalk

We, through PMA, are party to a consulting agreement with Max Gottschalk, dated May 15, 2019, which continues until terminated in accordance with its terms, during which Mr. Gottschalk is entitled to receive fees for services rendered amounting to £12,000 per month. These amounts are in lieu of any other cash payments or equity awards Mr. Gottschalk may otherwise have been entitled to receive as a member of our board of directors.

Independent Director Compensation

Andre Keijsers

On September 15, 2023, we entered into an Independent Director Agreement with Mr. Keijsers, under which he receives an annual cash fee of $50,000 (payable in monthly installments) and was granted options to purchase 30,000 shares of common stock under the 2021 Plan. On March 5, 2024, he received an additional grant of 13,200 options. All options vest annually over four years from the agreement date and have a five-year term, subject to continued service and the terms of the applicable plan and award agreements. We also entered into a standard indemnification agreement with Mr. Keijsers and reimburse pre-approved business expenses.

Berndt Hauptkorn

On September 15, 2023, we entered into an Independent Director Agreement with Mr. Hauptkorn, under which he receives an annual cash fee of $50,000 (payable in monthly installments) and was granted options to purchase 30,000 shares of common stock under the 2021 Plan. On March 5, 2024, he received an additional grant of 6,000 options. Option terms, vesting, and other conditions are consistent with those described above. We also entered into a standard indemnification agreement with Mr. Hauptkorn and reimburse pre-approved business expenses.

Tim Nixdorff

On January 18, 2024, we entered into an Independent Director Agreement with Mr. Nixdorff, under which he receives an annual cash fee of $50,000 (payable in monthly installments) and was granted options to purchase 30,000 shares of common stock under the 2021 Plan. On March 5, 2024, he received an additional grant of 6,000 options. Option terms, vesting, and other conditions are consistent with those described above. We also entered into a standard indemnification agreement with Mr. Nixdorff and reimburse pre-approved business expenses.

Tracy Barwin

On October 23, 2023, we entered into an Independent Director Agreement with Ms. Barwin, under which she receives an annual cash fee of $50,000 (payable in monthly installments) and was granted options to purchase 30,000 shares of common stock under the 2021 Plan. On March 5, 2024, she received an additional grant of 13,200 options. Option terms, vesting, and other conditions are consistent with those described above. We also entered into a standard indemnification agreement with Ms. Barwin and reimburse pre-approved business expenses.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of March 31, 2025:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
Max Gottschalk	12,500	37,500	4.10	March 4, 2029	(1)
Tracy Barwin	10,800	32,400	4.10	March 4, 2034	(1)
Andre Keijsers	10,800	32,400	4.10	March 4, 2034	(1)
Berndt Hauptkorn	9,000	27,000	4.10	March 4, 2034	(1)
Tim Nixdorff	9,000	27,000	4.10	March 4, 2034	(1)

(1)	25% vesting on the first, second, third, and fourth anniversaries from director start date.

Executive Compensation

Named Executive Officers

For the fiscal year ended March 31, 2025, our named executive officers (“Named Executive Officers”) include the following individuals who held executive roles during the year:

●	Mark Buckley, who served as Chief Executive Officer until his termination on January 31, 2025. Mr. Buckley continues to serve as a director of the Company.
●	Jeff Clayborne, who served as Chief Financial Officer from October 2023 until his termination on January 31, 2025.
●	Jane Gottschalk, who was appointed President of the Company effective February 3, 2025, and also continues to serve as our Chief Creative Officer.
●	Chathura Weerasinghe, who was appointed Chief Financial Officer and Chief Operating Officer effective February 3, 2025.

These individuals are collectively referred to as our Named Executive Officers for the purposes of this Annual Report.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during the fiscal year ended March 31, 2025.

The dollar amounts shown are in U.S. dollars. The amounts originally in British pounds were converted to U.S. dollars for this table using the average of the average exchange rates for each fiscal month during the applicable fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Mark Buckley	2025	349,269	(1)	-		-		-		-		349,269
Chief Executive Officer (until Jan. 31, 2025)	2024	314,225	(2)	187,916	(3)	1,230,000	(4)	-		2,086	(5)	1,734,227

Jeff Clayborne	2025	311,217	(1)	-		-		-		-		311,217
Chief Financial Officer (Oct. 2023 – Jan. 31, 2025)	2024	83,344	(6)	-		-		1,183,706	(8)	-		1,267,050

Jane Gottschalk	2025	257,921	(1)	-		-		-		-		1,493,964
Chief Creative Officer	2024	251,380	(2)	187,916	(2)	-		1,054,668	(9)	-		1,493,964

Chath Weerasinghe	2025	64,480	(10)	20,000	(10)	240,000	(10)					324,480
Chief Financial Officer (from Feb. 3, 2025)

(1)	Reflects actual earnings for the fiscal year ended March 31, 2025.
(2)	Reflects actual earnings for the fiscal year ended March 31, 2024.
(3)	On February 12, 2024, we paid a bonus for the successful initial public offering and listing on NYSE American.

(4)	On March 5, we granted Mr. Buckley restricted stock units totaling $1,230,000 payable in 300,000 shares of our common stock pursuant to the terms of his employment agreement. The restricted stock units vest equally over four years on the anniversary date of his contractual start date. The price per share as reported by NYSE American on the day of issuance was $4.10 and was used to calculate fair market value.
(5)	The amount reported in this column for Mr. Buckley represents PMUK contributions to the United Kingdom’s National Employment Savings Trust.
(6)	Reflects actual earnings for the fiscal year ended March 31, 2023, which may differ from approved 2023 base salary due to start date.
(7)	Reflects actual earnings for the fiscal year ended March 31, 2024, which may differ from approved 2023 base salary due to start date.
(8)	On March 5, 2024, we granted Mr. Clayborne a stock option to purchase up to 300,000 shares of our common stock pursuant to his employment agreement at an exercise price of $4.10 per share. The options were forfeited upon his termination on January 31, 2025.
(9)	On March 5, 2024, we granted Ms. Gottschalk a stock option to purchase up to 300,000 shares of our common stock at an exercise price of $4.10 per share. The option is not currently vested and will vest equally over four years from July 18, 2023, and will expire on March 4, 2029.
(10)	On February 3, 2025, we entered into an employment agreement with Mr. Weerasinghe for his service as Chief Financial Officer and Chief Operating Officer, which provides for a base salary of £300,000 per year and a sign-on bonus of £20,000 paid on his start date. He is eligible for a performance bonus of up to 50% of base salary. On February 3, 2025, we granted Mr. Weerasinghe 300,000 RSUs under the 2021 Equity Incentive Plan at a grant date fair value of $0.80 per unit. The RSUs will vest as follows: 75,000 on the first anniversary of the grant date, and 18,750 quarterly thereafter over three years, subject to continued service.

Employment Agreements

Named Executive Officers

Mark Buckley

On October 21, 2022, we entered into an employment agreement with Mr. Buckley through PMUK for his service as Chief Executive Officer, effective November 7, 2022. He also served as acting Chief Financial Officer until October 2023. Mr. Buckley receives an annual base salary of £250,000 and is eligible for performance-based bonuses. In lieu of options originally contemplated at $0.01 per share (below fair market value), he was granted 300,000 RSUs vesting over four years. Mr. Buckley also serves as a member of our board of directors.

The agreement may be terminated by either party with three months’ notice, or by the Company with immediate effect upon payment in lieu of notice. The Company may also terminate without notice for cause, including material breach, gross misconduct, or dishonesty. Mr. Buckley is subject to 12-month post-termination non-solicitation covenants.

Mr. Buckley’s employment as Chief Executive Officer was terminated on January 31, 2025. He was a director of the Company until March 31, 2025.

Jane Gottschalk

On September 7, 2022, we entered into an employment agreement with Ms. Gottschalk through PMUK for her role as Chief Creative Officer, effective September 1, 2022. She receives an annual base salary of £200,000 and was eligible for a £50,000 guaranteed bonus on her first anniversary, which she waived. Future bonuses are performance-based. On February 3, 2025, the Board appointed Ms. Gottschalk as President of the Company in addition to her ongoing role as Chief Creative Officer.

In December 2024, the Board approved the cancellation of Ms. Gottschalk’s 300,000 stock options and granted her 300,000 RSUs under the 2021 Equity Incentive Plan, with a four-year annual vesting schedule beginning October 20, 2024.

The agreement may be terminated by either party with three months’ notice or by the Company with immediate effect upon payment in lieu of notice. The Company may also terminate without notice for cause, including material breach, gross misconduct, or dishonesty. Ms. Gottschalk is subject to 12-month post-termination non-solicitation restrictions.

Chath Weerasinghe - Chief Financial Officer (from Feb. 3, 2025)

On February 3, 2025, the Company entered into an employment agreement (the “Employment Agreement”) with Chath Weerasinghe for his service as Chief Financial Officer and Chief Operating Officer of the Company.

The terms of Mr. Weerasinghe’s Employment Agreement provide for a base salary of £300,000 per year and allow for a performance bonus of up to 50% of Mr. Weerasinghe’s annual salary subject to achieving certain performance targets. Additionally, per the terms of the Employment Agreement, Mr. Weerasinghe will receive a sign-on bonus of £20,000, to be paid on Mr. Weerasinghe’s start date, February 3, 2025. In addition, Mr. Weerasinghe will be entitled to participate in the Company’s 2021 Equity Incentive Plan, with 300,000 restricted stock units (the “RSUs”) to be granted as of Mr. Weerasinghe’s start date. The RSUs will vest over a period of four years pursuant to a Restricted Stock Unit Agreement, with 75,000 RSUs vesting on the twelve (12) month anniversary of the start date and the remaining RSUs will vest quarterly over three years, with 18,750 RSUs vesting per quarter.

Other Executive Officers

Jeff Clayborne

On October 20, 2023, we entered into an employment agreement with Mr. Clayborne for his service as Chief Financial Officer, which was amended on January 22, 2024. The agreement provided for an annual base salary of $275,000 and eligibility for a discretionary annual bonus. The initial term was two years, subject to automatic one-year renewals unless terminated by either party with 30 days’ notice.

In December 2024, the Board cancelled Mr. Clayborne’s stock option grant for 300,000 shares and approved the grant of (i) 300,000 RSUs with a four-year annual vesting schedule beginning October 20, 2024, and (ii) 106,667 RSUs with a four-year annual vesting schedule beginning October 20, 2025, at a grant date fair value of $1.12 per RSU. Mr. Clayborne’s employment was terminated on January 31, 2025, and a total of 371,467 RSUs were forfeited upon termination.

The agreement provided for severance of three months’ base salary and a lump sum of $13,300 if terminated without cause or for good reason, subject to customary conditions including a release of claims. Mr. Clayborne was also subject to one-year post-termination non-compete and non-solicitation restrictions, and confidentiality and indemnification provisions.

As of March 31, 2025, Mr. Clayborne held no options and no vested RSUs.

UK National Employment Savings Trust

Our subsidiary in the United Kingdom, PMUK, is required by the applicable local laws and regulations to make contributions to the United Kingdom’s National Employment Savings Trust for all eligible personnel, including Mark Buckley, our former Chief Executive Officer and former acting Chief Financial Officer. During the fiscal year ended March 31, 2025 and March 31, 2024, we contributed $1.7 thousand and $1.7 thousand, respectively, to NEST on behalf of Mr. Buckley.

2021 Equity Incentive Plan

The board of directors and stockholders adopted our 2021 Equity Incentive Plan on August 24, 2021. Our 2021 Equity Incentive Plan, as amended (the “2021 Plan”), provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 30, 2025, there were 4,299,957 shares of our common stock granted or available for grant under the 2021 Plan of which 1,571,807 are allocated to employees and consultants (vested and non-vested), 208,400 are allocated to Directors (vested and non-vested), and 2,519,750 were unallocated.

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

The following table sets forth, for each executive officer, certain information concerning outstanding restricted stock awards as of March 31, 2025:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
Chath Weerasinghe	300,000	0.80	February 2, 2026	(1)

(1)	Fully vests on the fourth anniversary from contractual start date.

The following table sets forth, for each executive officer, certain information concerning outstanding option awards as of March 31, 2025:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
Jane Gottschalk	68,172	-	3.50	January 1, 2027	(1)

(1)	All shares have fully vested.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The board of directors and stockholders adopted our 2021 Equity Incentive Plan on August 24, 2021. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 30, 2025, there were 4,299,957 shares of our common stock granted or available for grant under the 2021 Plan.

The following information is as of March 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in third column)
Equity compensation plans approved by securityholders	1,470,206	$2.13	2,693,407
Equity compensation plans not approved by securityholders	136,344	$0.01	-
Total	1,606,550	$1.95	2,693,407

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2025 for each person, or group of affiliated persons, known to us to beneficially own more than 5% of the common stock. The common stock is our only class of voting securities which is currently outstanding.

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

In the following table, percentage ownership is based on 35,708,299 based on the beneficial ownership of our common stock and Series AA Preferred Stock that currently convert at a rate of five shares of Common Stock for every one share of Series AA Preferred Stock as of June 30, 2025. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of June 30, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common stock	Kahala 19(1)	3,361,995	9%

(1)	Kahala 19 beneficially owns 2,500,000 shares of Common Stock and 172,399 shares of Series AA Preferred Stock that currently convert at a rate of five shares of Common Stock for every one share of Series AA Preferred Stock. The address of Kahala 19 is 11550 Meridian ST, Ste 125, Carmel IN 46032

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series AA Preferred Stock that currently convert at a rate of five shares of Common Stock for every one share of Series AA Preferred Stock as of June 30, 2025 for each of our directors, named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the address of each of the following persons is United House, 9 Pembridge Road, London W11 3JY, United Kingdom, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common stock	Named Executive Officers and Directors:
	Max Gottschalk(2)	7,219,467	20.2%
	Mark Buckley(3)	203,250	0.6%
	Jane Gottschalk(4)	7,219,467	20.2%
	Andre Keijsers(5)	23,845	*
	Berndt Hauptkorn(6)	9,000	*
	Tracy Barwin(7)	10,800	*
	Tim Nixdorff(8)	9,000	*
	Adam Epstein(9)	-
	All directors and executive officers as a group	7,475,778	38.1%

*	Less than 1%.

(2)	Consists of (i) 3,479,491 shares of common stock held of record by Fermain Limited; (ii) 242,625 shares of common stock held of record by JGA; (iii) 1,692,694 shares of common stock issued to JGA as consideration for the extinguishment of unpaid principal and interest on an outstanding promissory note totaling $507,808 at the per share price of $0.30 during the offering completed on June 30, 2025; (iv) 68,172 shares of common stock issuable upon the exercise of stock options by Mr. Gottschalk’s spouse, Jane Gottschalk; (v) 12,500 shares of common stock issuable upon the exercise of stock options and (vi) the total excludes 37,500 shares of our common stock underlying stock options not exercisable within 60 days of June 30, 2025. Mr. Gottschalk beneficially owns 3,802,988 shares of Common Stock and 344,797 shares of Series AA Preferred Stock through JGA that currently convert at a rate of five shares of Common Stock for every one share of Series AA Preferred Stock.

(3)	Consists of 203,250 shares of common stock held directly.

(4)	Consists of (i) 3,479,491 shares of common stock held of record by Fermain Limited; (ii) 242,625 shares of common stock held of record by JGA; (iii) 68,172 shares of common stock issuable upon the exercise of stock options (iv)12,500 shares of common stock issuable upon the exercise of stock options by Ms. Gottschalks spouse, Max Gottschalk and (v) the total excludes 37,500 shares of our common stock underlying stock options not exercisable within 60 days of June 30, 2025 held by Ms. Gottschalk’s spouse, Max Gottschalk. Ms. Gottschalk beneficially owns 3,802,988 shares of Common Stock and 344,797 shares of Series AA Preferred Stock that currently convert at a rate of five shares of Common Stock for every one share of Series AA Preferred Stock.

(5)	Consists of 13,045 shares of common stock held directly and 10,800 shares of common stock issuable upon the exercise of stock options. The total excludes 32,400 shares of our common stock underlying stock options not exercisable within 60 days of June 30, 2025.

(6)	Consists of 9,000 shares of common stock issuable upon the exercise of stock options. The total excludes 27,000 shares of our common stock underlying stock options not exercisable within 60 days of June 30, 2025.

(7)	Consists of 10,800 shares of common stock issuable upon the exercise of stock. The total excludes 32,400 shares of our common stock underlying stock options not exercisable within 60 days of June 30, 2025.

(8)	Consists of 9,000 shares of common stock issuable upon the exercise of stock. The total excludes 27,000 shares of our common stock underlying stock options not exercisable within 60 days of June 30, 2025.

(9)	[●]

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

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” the following is a description of all related person transactions that occurred during the fiscal year ended March 31, 2025.

Consulting Agreements with Directors

Certain directors of the Company and its subsidiaries provided consulting and advisory services to the Company, as non-employees, recognized in selling, general and administrative expenses in our consolidated financial statements contained elsewhere in this Annual Report. As of March 31, 2024, none of these expenses were unpaid.

Below are the directors of the Company and its subsidiaries, that provided consulting and advisory services during the year.

	Year Ended March 31, 2025	Year Ended March 31, 2024

(Amounts in thousands)
(A) Max Gottschalk (director of the Company)	$185	$181
(B) Tracy Barwin (director of the Company)	-	121
(C) Andre Keijsers(director of the Company)	-	22
Total Expenses	$185	$324

(A)	We, through PMA, are party to a consulting agreement with Max Gottschalk, dated May 15, 2019, which continues until terminated in accordance with its terms, during which Mr. Gottschalk is entitled to receive fees for services rendered amounting to £8,000 per month from April 2021 to November 2022 and £12,000 per month since December 2022. These amounts are in lieu of any other cash payments or equity awards Mr. Gottschalk may otherwise have been entitled to receive as a member of our board of directors.

(B)	We were party to a consulting agreement with Tracy Barwin, dated November 18, 2022, pursuant to which Ms. Barwin was entitled to receive £1,500 per day for services rendered with a minimum commitment of two days per month. These amounts were in lieu of any other cash payments or equity awards Ms. Barwin may otherwise have been entitled to receive as a member of our board of directors. The consulting agreement with Ms. Barwin was terminated in October 2023 and replaced by an independent director agreement.

Other Transactions with Related Persons

The Chairman has provided a $4,000 personal guarantee for the Company’s trade finance facility. The guarantee is a pay-on-demand guarantee securing the Company’s obligations under the trade finance facility, including interest and bank costs, fees and expenses, up to $4,000. The Chairman does not receive consideration in exchange for the personal guarantee.

In March 2025, the Company entered into securities purchase agreements with a company controlled by the Chairman whereby the Company issued 344,797 shares of Series AA Preferred Stock at an original issue price of $5.8005 per share for gross proceeds of $2,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table shows the fees that we paid for audit and other services provided by Weinberg & Company, P.A., our independent registered public accounting firm for fiscal years ended 2025 and 2024, respectively (amounts in thousands).

Fees	2025	2024
Audit Fees	$272	$266
Audit Related Fees	44	37
Tax Fees	-	-
Other Fees related to initial public offering	-	177
Total Fees	$316	$480

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Perfect Moment Ltd and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perfect Moment Ltd and Subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred recurring losses, had a net loss and used cash in operations during the year ended March 31, 2025, and the Company had an accumulated deficit at March 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

June 30, 2025

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2025	March 31, 2024
ASSETS

Current assets:
Cash and cash equivalents	$6,159	$7,910
Restricted cash	1,350	-
Accounts receivable, net	886	1,035
Inventories, net	1,567	2,230
Prepaid and other current assets	2,812	742
Total current assets	12,774	11,917
Long term assets:
Operating lease right-of-use assets	44	143
Property and equipment, net	483	502
Other non-current assets	36	47
Total assets	$13,337	$12,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,594	$1,584
Accrued expenses	4,233	2,697
Trade finance facility	2,495	-
Short-term borrowings, net	1,851	-
Operating lease liabilities, current	44	101
Unearned revenue	264	420
Total current liabilities	11,481	4,802
Long term liabilities:
Operating lease liabilities, non-current	-	44
Total liabilities	11,481	4,846
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Series AA convertible preferred stock, $0.0001 par value, 1,800,000 shares authorized; 924,921 shares and nil shares issued and outstanding as of March 31, 2025 and 2024, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized: 19,291,000 and 15,653,449 shares issued and outstanding as of March 31, 2025 and 2024, respectively	2	1
Additional paid-in-capital	66,793	56,824
Accumulated other comprehensive loss	(23)	(85)
Accumulated deficit	(64,916)	(48,977)
Total stockholders’ equity	1,856	7,763
Total liabilities and stockholders’ equity	$13,337	$12,609

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year Ended March 31, 2025	Year Ended March 31, 2024

Revenue, net	$21,501	$24,443
Cost of sales	11,072	12,001
Gross profit	10,429	12,442
Operating expenses:
Selling, general and administrative expenses	20,685	15,333
Marketing and advertising expenses	3,540	4,784
Total operating expenses	24,225	20,117
Loss from operations	(13,796)	(7,675)
Other income (expense), net
Interest expense	(2,046)	(1,311)
Foreign currency transactions (loss) gain	(107)	264
Other income	10	-
Total other expense, net	(2,143)	(1,047)
Net Loss	$(15,939)	$(8,722)
Other comprehensive losses
Foreign currency translation gain (loss)	62	(288)
Comprehensive loss	$(15,877)	$(9,010)
Basic and diluted loss per share	$(0.99)	$(1.34)
Basic and Diluted weighted-average number of shares outstanding	16,095,138	6,518,960

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2025 and 2024

(Amounts in thousands, except share data)

	Preference Shares									Accumulated		Total
	Series AA Convertible		Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance -March 31, 2023	-	$-	5,323,782	$1	1,189,998	$-	4,824,352	$-	$35,910	$203	$(40,255)	$(4,141)
Stock compensation on employee vested RSUs	-	-	-	-	-	-	75,000	-	429	-	-	429
Stock compensation expense for employee vested options	-	-	-	-	-	-	-	-	310	-	-	310
Issuance of common stock for cash	-	-	-	-	-	-	409,050	-	2,179	-	-	2,179
Sale of common stock from public offering	-	-	-	-	-	-	1,334,000	-	6,009	-	-	6,009
Issuance of common stock upon conversion of convertible debt and accrued interest	-	-	-	-	-	-	2,497,267	-	11,987	-	-	11,987
Issuance of common stock upon conversion of Series A convertible stock	-	-	(5,323,782)	(1)	-	-	5,323,782	1	-	-	-	-
Issuance of common stock upon conversion of Series B convertible stock	-	-	-	-	(1,189,998)	-	1,189,998	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(288)	-	(288)
Net loss	-	-	-	-	-	-	-	-	-	-	(8,722)	(8,722)
Balance - March 31, 2024	-	-	-	-	-	-	15,653,449	1	56,824	(85)	(48,977)	7,763
Stock compensation expense for employee vested options	-	-	-	-	-	-	-	-	715	-	-	715
Stock compensation on employee vested RSUs	-	-	-	-	-	-	285,449	-	619	-	-	619
Fair value of shares issued for services	-	-	-	-	-	-	1,352,102	-	1,488	-	-	1,488
Issuance of preferred stock and warrants, net	924,921	-	-	-	-	-	-	-	5,148	-	-	5,148
Issuance of common stock upon conversion of convertible debt	-	-	-	-	-	-	2,000,000	1	1,999	-	-	2,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	62	-	62
Net loss	-	-	-	-	-	-	-	-	-	-	(15,939)	(15,939)
Balance – March 31, 2025	924,921	$-	-	$-	-	$-	19,291,000	$2	$66,793	$(23)	$(64,916)	$1,856

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended	Year Ended
	March 31, 2025	March 31, 2024
Operating Activities:
Net loss	$(15,939)	$(8,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342	555
Bad debt expense	(21)	217
Inventory reserve	1,599	382
Realized foreign exchange (gain) loss	107	(128)
Stock based compensation	1,334	739
Amortization of stock-based marketing services shares issued for services	910	185
Amortization of debt finance costs	1,801	492
Other	(10)	-
Effect of changes in assets and liabilities:
Accounts receivable, net	160	(238)
Inventories, net	(937)	(349)
Prepaid and other current assets	(1,493)	(219)
Operating lease right-of-use assets	99	268
Other non-current assets	3	(37)
Operating lease right-of-use liability	(100)	(162)
Trade payables	903	295
Accrued expenses	1,536	2,029
Unearned revenue	(155)	240
Net cash used in operating activities	(9,861)	(4,453)
Investing Activities:
Purchases of property and equipment	(302)	(211)
Net cash used by investing activities	(302)	(211)
Financing Activities:
Proceeds from initial public offering	-	6,009
Proceeds from sale of common stock	-	2,179
Proceeds from issuance of preference shares and warrants, net	5,148	-
Proceeds from convertible debt obligations	2,000	-
Proceeds from trade finance facility	2,845	1,847
Repayment of trade finance facility	(351)	(1,873)
Proceeds from short-term borrowings, net	5,792	-
Repayment of short-term borrowings	(5,742)	-
Net cash provided by financing activities	9,692	8,162
Effect of Exchange Rate Changes on Cash	70	(300)
Net change in cash	(401)	3,198
Cash and cash equivalents and restricted cash - beginning of period	7,910	4,712
Cash and cash equivalents and restricted cash - end of period	$7,509	$7,910
Supplemental disclosures of cash flow information:
Interest paid on borrowings and bank loans	$154	$107
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$6,159	$7,910
Restricted cash	1,350	-
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$7,509	$7,910
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt to common stock	$2,000	$11,987
Fair value of shares issued in exchange for services to be received	$1,488	$-
Recognition of debt discounts on short-term borrowings	$2,866	$-
Offset of deferred offering costs to proceeds received	$-	$1,169
Recognition of operating lease right of use assets and lease obligations	$-	$198
Write-off of expired operating lease right-of-use assets and lease obligations	$-	$53

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

(Unless otherwise indicated, dollar amounts in thousands)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

Perfect Moment Ltd., a Delaware corporation (“Perfect Moment” or “PML” and, together with its subsidiaries unless the context otherwise requires, the “Company”), is an owner and operator of a luxury fashion brand that offers ski, surf, and activewear collections under the brand name Perfect Moment. The Company’s collections are sold directly to customers.

On February 7, 2024, the company entered into an underwriting agreement with ThinkEquity LLC, as representative (the “Representative”) of the several underwriters identified therein, relating to the Company’s initial public offering (the “IPO”) of 1,334,000 shares of the Company’s common stock, par value $0.0001 per share (see Note 10). The Company previously filed the form of underwriting agreement as an exhibit to the Company’s registration statement on Form S-1, as amended from time to time (File No. 333-274913), which was declared effective by the Securities and Exchange Commission on February 7, 2024. The price per share to the public was $6.00 generating gross proceeds of $8,004. The Company also granted the Underwriters a 45-day option to purchase up to 200,100 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO. The Underwriters did not exercise the over-allotment option.

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the consolidated financial position, income (loss), comprehensive income (loss), and cash flows of the Company and its wholly owned subsidiaries. The figures in the notes to the financials are presented in thousands.

References to GAAP issued by the FASB in these accompanying notes to the financial statements are to the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”). The financial statements have been prepared assuming the Company will continue as a going concern.

Principles of consolidation

These consolidated financial statements include the accounts of Perfect Moment Ltd. and its wholly owned subsidiaries; Perfect Moment Asia Limited (“PMA”), Perfect Moment (UK) Limited (“PMUK”), Perfect Moment USA, Inc. (“PMUSA”), and Perfect Moment TM Sarl (“PMTM”). All significant intercompany balances and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

Through March 31, 2025, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering and the issuance of common stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $15,939 for the year ended March 31, 2025 and used cash in operations of $9,861 during that period. As of March 31, 2025, the Company had an accumulated deficit of $64,916. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these consolidated financial statements were available to be issued. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations

The Company’s future capital requirements will depend on many factors, including production costs and planned growth. In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if working capital is insufficient to support its business needs. While there can be no assurances, the Company intends to raise such capital through additional short-term loan issuances, debt factoring, and additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development , results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company

The Company is expected to be an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments in applying the Company’s accounting policies that affect the reported amounts and disclosures made in the consolidated financial statements and accompanying notes. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods and there are no known trends, commitments, events or uncertainties that management believes will materially affect the methodology or assumptions utilized in making these estimates and judgments in these consolidated financial statements. Significant estimates inherent in the preparation of the consolidated financial statements include reserves for uncollectible accounts receivables, realizability of inventory; sales reserves; useful lives and impairments of long-lived assets; realization of deferred tax assets and related uncertain tax positions; classification of convertible preferred stock, classification of warrants, and the valuation of stock-based compensation awards. Actual results may differ from these judgements and estimates under different assumptions or conditions and any such differences may be material.

Seasonality

The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its last three fiscal quarters, primarily driven by ski and outerwear sales being higher during the winter months and the Company’s customers concentrated in the northern hemisphere, and the lowest sales during its first fiscal quarter.

Revenue Recognition

Revenues are recognized when the Company’s performance obligations are satisfied as evidenced by transfer of control of promised goods to customers or consumers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. For transactions within the Company’s wholesale channel, control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. For inventories sold on consignment to wholesalers, the Company records revenue when the inventory is sold to the third-party customer by the wholesaler. For transactions within the Company’s direct-to-consumer (“DTC”) channel, control generally transfers to the consumer at the time of sale within retail stores and generally upon receipt by the consumer with respect to e-commerce transactions. In certain arrangements the Company receives payment before the customer receives the promised good. These payments are initially recorded as deferred revenue, a contract liability, and recognized as revenue in the period when control is transferred to the customer.

The amount of consideration the Company expects to be entitled to receive and recognize as revenue, net across both wholesale and DTC channels varies with changes in sales returns, other accommodations and incentives offered. The Company estimates expected sales returns and other accommodations, such as chargebacks and markdowns, and records a sales reserve to reduce revenue. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates are warranted. However, actual returns and claims in any future period are inherently uncertain and thus may differ from estimates. As a result, the Company adjusts estimates of revenue at the earlier of when the most likely amount of consideration the Company expects to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, the Company records an adjustment to revenue, net in the period in which it made such determination. As of March 31, 2025 and 2024, the provision for returns was $594 and $298, respectively, and included as a component of accrued expenses on the accompanying consolidated balance sheets.

Partnership revenue is recognized over time based on the greater of contractual minimum guarantees and actual, or estimated, sales of products by the Company’s partners.

The Company may issue merchant credits, which are essentially refund credits. The merchant credits are initially deferred and subsequently recognized as revenue when tendered for payment.

The Company expenses sales commissions when incurred, which is generally at the time of sale, because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses on the accompanying statements of operations and comprehensive loss.

As of March 31, 2025 and 2024, the Company did not have any contract assets and had $264 and $420, respectively, of unearned revenue on the accompanying consolidated balance sheets.

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

For the years ended March 31, 2025 and 2024 revenue, net recognized from performance obligations related to prior periods were not material. Revenue, net expected to be recognized in any future period related to remaining performance obligations is not material.

Disaggregated revenue

The following table disaggregates the Company’s revenue, net by channel and geographic location:

	Year ended March 31, 2025	Year ended March 31, 2024

Channel revenue, net
Wholesale revenues	$10,111	$10,891
Ecommerce revenues	10,060	10,383
Retail revenues	775	-
Partnership revenues	555	3,169
Total revenue, net	$21,501	$24,443

Geographic location revenue, net
Europe (excluding United Kingdom)	$7,202	$7,909
United States	8,236	9,935
United Kingdom	4,168	4,845
Rest of the world	1,895	1,754
Total revenue, net	$21,501	$24,443

Cost of sales

Cost of sales consists of all direct costs to source and purchase raw materials and finished goods, production costs (including labor), non-refundable taxes, duties, other landing costs, as well as specific provisions for excess, close-out or slow-moving inventory.

Cost of sales also includes freight costs associated with the shipment of goods to the Company’s warehouses and distribution centers, including freight costs associated with the transfer of inventory within the Company’s third-party fulfillment and distribution centers and to the Company’s retail stores.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of personnel-related costs, depreciation and amortization, occupancy, warehousing, professional fees, technology, human resources, legal, and other selling and general operating expenses related to the Company’s business functions. Selling, general and administrative expenses also include costs associated with the handling of inventory and warehousing costs associated with the operation of the Company’s third-party fulfillment and distribution centers.

Marketing and advertising expenses

Marketing and advertising expenses consist of agency, contractor and consulting expense, content production, promotional operating expense, and advertising costs.

Advertising costs, including the costs to produce advertising, are expensed in the period incurred. Total advertising expense was $1,646 and $1,446 for the years ended March 31, 2025 and 2024, respectively.

Cash and cash equivalents and restricted cash

Cash and cash equivalents consist of cash on hand and bank balances with original maturities of three months or less. The Company has not experienced any losses related to these balances, and management believes the Company’s credit risk to be minimal.

Restricted cash consists of cash deposits and certificate of deposits under the Company’s trade finance facility (see Note 8). Restricted cash is classified as current on the accompanying consolidated balance sheets as the trade finance facility can be due on demand.

The Company maintains the majority of cash at Chase or HSBC where the balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, the cash balances may exceed the FDIC-insured limit. As of March 31, 2025, we do not believe we have any significant concentrations of credit risk due to the strong credit rating of Chase and HSBC. The cash held by other banks is within the FDIC insured amount and cash held by third party payment platforms are short term timing balances.

Accounts receivable and allowance for credit losses

Accounts receivable primarily arise out of sales customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and specific and financial stability of its customers, an allowance for credit losses is maintained in the consolidated balance sheet at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of March 31, 2025 and 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance. As of March 31, 2025 and 2024, the Company had $547 and $558, respectively, in allowances for credit losses.

Concentration of credit risk:

Supplier

In the years ended March 31, 2025 and 2024, the largest single supplier of the Company’s manufactured goods produced 39% and 75%, respectively, of the company’s products. In the years ended March 31, 2025 and 2024, the largest fabric supplier supplied 82% and 79%, respectively, of the fabric used to manufacture the Company’s products.

Customer

For the years ended March 31, 2025 and 2024, we had individual customers that accounted for approximately 12% and 13%, respectively, of total revenue, net. These customers individually did not comprise more than 10% of total accounts receivable as of March 31, 2025 and 2024.

As of March 31, 2025 and 2024, two customers accounted for approximately 27% of total accounts receivable. These customers did not comprise individually more than 10% of total revenues during the years ended March 31, 2025 and 2024.

Inventories, net

Inventories, consisting of finished goods, inventories in transit, and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis, and includes all costs incurred to deliver inventory to the Company’s third-party fulfillment and distribution centers, including freight, non-refundable taxes, duty and other landing costs.

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

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink provision accordingly.

Prepaid and other current assets

Amounts recorded in prepaid and other current assets consist of employee advances, unbilled accounts receivable, prepaid insurance, and other current assets, all of which are expected to be realized within one year from the reporting period.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Cost of property and equipment consists of purchase price, conversion cost and estimated cost of dismantling and restoration. Expenditures such as repairs and maintenance, overhaul costs and borrowing costs are expensed as incurred. Expenditures that extend the useful life of an asset are capitalized. Direct internal and external costs related to software used for internal purposes and website development which are incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred. Property and equipment carrying values are reviewed for impairment when events or circumstances indicate that the asset group to which the property and equipment belong might be impaired.

The following estimated useful lives are used for to depreciate property and equipment on a straight-line basis:

Useful Life
Furniture and fixtures	5 years
Office equipment	3-5 years
Computer equipment	3 years
Software and website development	3 years
Leasehold improvements	Lessor of 5 years or remaining term of underlying lease

Convertible preferred stock:

Convertible preferred stock consists of preferred stock shares issued with an option to convert into shares of common stock at the option of holders. The convertible preferred stock are accounted for as permanent equity in the scope of ASC 815, Derivatives and Hedging (“ASC 815”) and recorded at fair value which is representative of the proceeds received (see Note 10).

Warrants

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815, we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized in the statements of operations and comprehensive loss. At March 31, 2025 and 2024 all of the Company’s outstanding warrants were classified as equity.

Leases

The Company determines if an arrangement is or contains a lease at contract inception, recording a lease liability and corresponding right-of-use asset at lease commencement for identified leases at the lease commencement date, which is generally when the Company takes possession of the asset. Lease agreements may contain adjustments to lease payments based on fixed escalation clauses, an index or a rate. Lease agreements may also require the Company to pay real estate taxes, insurance, common area maintenance, and other costs, collectively referred to as operating costs, in addition to lease payments. Lease agreements also may contain lease incentives, such as tenant improvement allowances and rent holidays. Lease agreements can include one or more options to renew or extend the initial lease term. The exercise of a lease renewal option is generally at the Company’s sole discretion. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants

The lease liability is initially measured at the present value of the minimum fixed lease payments over the expected lease term, which includes options to extend or terminate the lease agreement when it is reasonably certain those options will be exercised, using the Company’s discount rate as of lease commencement. Minimum fixed lease payments are discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses market-based rates as an input to derive an appropriate incremental borrowing rate, adjusted for the lease term and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. Therefore, minimum lease payments used to measure the lease liability include all of the fixed consideration in the contract.

Variable lease payments associated with the Company’s leases are recognized upon the occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments are presented in the accompanying consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed lease payments, which is generally within selling, general and administrative expenses.

Leases with an initial term of 12 months or less are considered short-term leases and not recorded on the accompanying consolidated balance sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term in the same line item as expense arising from fixed lease payments, which is generally within selling, general and administrative expenses.

Long-Lived Assets

Long-lived assets held for use are evaluated for impairment when the occurrence of events or a change in circumstances indicate that the carrying value of the assets may not be recoverable. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether the asset or asset group is recoverable. If the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset or asset group. An impairment is recorded if the fair value of the asset or asset group is less than the carrying amount.

Impairment charges of long-lived assets, if any, are classified as selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. The Company did not record impairment losses for the years ended March 31, 2025 and 2024.

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. Deferred income tax assets and liabilities are measured using enacted tax rates, for the appropriate tax jurisdiction, which are expected to be in effect when these differences are anticipated to reverse.

A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Foreign currency

The Company’s reporting currency is the U.S. Dollar (“USD”). The functional currency for each entity included in these consolidated financial statements is the applicable local currency of each entity. The Company’s entities domiciled in the United States, United Kingdom, Hong Kong and Switzerland maintain their books and records in their local currencies, which are USD, Great Britain Pound (“GBP”), Hong Kong Dollar (“HKD”) and Swiss Franc (“CHF”), respectively. For each entity whose functional currency is not the USD, assets and liabilities are translated into USD using the exchange rate in effect on the balance sheet date and revenue and expenses are translated into USD on a monthly basis using the average rate in effect for that month. Translation gains and losses are recorded as a foreign currency translation adjustment as a component of other comprehensive loss, which is a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies other than the USD are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Year end exchange rate:	Year Ended March 31, 2025	Year Ended March 31, 2024

GBP:USD	1.29539	1.26254
HKD:USD	0.12856	0.12778
CHF:USD	1.13505	1.10871

Average exchange rate:	Year Ended March 31, 2025	Year Ended March 31, 2024

GBP:USD	1.27522	1.27055
HKD:USD	0.12828	0.12782
CHF:USD	1.12788	1.12514

Stock-based compensation

Share-based compensation cost is estimated at the grant date based on the award’s fair value. For stock options, time-based restricted stock units, and market-based restricted stock units, share-based compensation cost is recognized over the expected requisite service period using the straight-line attribution method. For equity-classified market-based restricted stock units, the probability of achieving the related market condition is incorporated into the grant date fair value. If targets are not met, no compensation cost will be reversed except in the case of award forfeitures. For performance-based restricted stock units, share-based compensation cost is recognized based on the Company’s assessment of the probability of achieving the related performance targets. If such targets are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company estimates forfeitures for share-based awards granted, but which are not expected to vest.

The inputs into the Black Scholes option pricing model are subjective and generally require significant judgment. Prior to going public, the fair value of the shares of common and preferred stock has historically been determined by the Company’s management with the assistance of third-party specialists as there was no public market for the common stock up until February 8, 2024. The fair value is obtained by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of preferred stock to unrelated third parties, projected operating and financial performance, the lack of liquidity of common and preferred stock and general and industry specific economic outlook, amongst other factors. The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company’s stock option exercise history does not provide a reasonable basis upon which to estimate expected term. Because the Company was privately held for a portion of the periods covered by these financial statements and historically did not have an active trading market for its common and preferred stock for a sufficient period of time, the expected volatility was estimated based on the average volatility for comparable publicly traded companies, over a period equal to the expected term of the stock option grants. The Company listed on NYSE American on February 8, 2024 and now uses the closing price on the day of grant to determine FMV and for the stock options issued in Q3 2025 the company used the average of a peer group of similar companies based by one or all the following factors to determine volatility: industry, revenue, market capitalization. The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock in the foreseeable future.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ deficit that result from transactions and economic events other than those with shareholders. For the year ended March 31, 2025, these changes related to foreign currency translation gains and losses. There were no reclassifications out of comprehensive loss for the years ended March 31, 2025 and 2024.

Loss per share of common stock

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued using the treasury stock method. Potential shares of common stock are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common stock during the reporting period.

Potentially dilutive stock options and securities as presented in the table below were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive. As the Company incurred losses in the years ended March 31, 2025 and 2024, basic and diluted weighted-average shares are the same in the loss per share calculation, in accordance with ASC 260-10-45-20.

	March 31, 2025	March 31, 2024
Options to acquire common stock	1,006,550	1,108,356
Restricted stock units granted to employees to acquire stock	600,000	225,000
Warrants to acquire common stock	123,376	66,700
Series AA convertible preferred stock	4,624,620	-
	6,354,546	1,400,056

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Inputs based on unadjusted quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data
Level 3:	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and operating lease liabilities approximate their fair value due to their short-term nature or expected settlement date of these instruments. The carrying values of debt obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company does not have financial instruments measured at fair value on a recurring basis as of March 31, 2025 and 2024.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Segment Reporting

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief financial officer and chief creative officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s CODM. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net loss. The measure of segment assets is reported on the balance sheet as total assets.

Reclassifications

Certain prior period presentation and disclosures were reclassified to ensure comparability with current period presentation. Specifically, costs associated with packaging services, warehousing services and merchant fees we reclassified from cost of sales to selling, general and administrative expenses for the year ended March 31, 2025. Accordingly, the Company reclassified $3,211 of cost of sales to selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss for the year ended March 31, 2024 to conform to the current period presentation. The reclassifications have not changed the results of operations of the prior period.

Recent Accounting Pronouncements, adopted

ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosure (“ASU 2023-07”) expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the guidance effective March 31, 2025 for the fiscal year beginning April 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in these financial statements (see Note 16, Segment Reporting).

Recent Accounting Pronouncements, not yet adopted

ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”) introduces updates to accounting standards related to the classification and measurement of financial instruments under ASC 320. The update primarily focuses on clarifying guidance for equity securities, debt instruments, and other financial assets, particularly in the areas of fair value measurement and impairment recognition. It aims to improve consistency and comparability in the reporting of financial instruments by refining the criteria for classifying securities and enhancing the methodology for recognizing and measuring impairments. ASU 2024- 01 also mandates additional disclosures to provide greater transparency around the valuation techniques and assumptions used in determining the fair value of financial instruments. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”) updates accounting standards for revenue recognition, lease accounting, and impairment of long-lived assets. ASU 2024-02 provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2024-02 is not expected to have a material effect on the Company’s financial statements

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”) incorporates several disclosure and presentation requirements currently residing in SEC Regulation S-X and S-K into the ASC. The amendments are applied prospectively and are effective when the SEC removes the related requirements from Regulation S-X and S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. Early adoption is prohibited. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), include amendments that further enhance income tax disclosures, primarily through disaggregation of specific rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this ASU to determine the impact on the Company’s disclosures.

ASUs recently issued but not listed above were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position or results of operations.

3. INVENTORIES, NET

The following table details the primary categories of inventories for the periods presented.

	March 31, 2025	March 31, 2024

Finished goods	$3,354	$2,680
Raw materials	807	721
Finished goods on consignment	363	205
Goods in transit	32	14
Total inventories	4,556	3,620
Inventory reserve	(2,989)	(1,390)
Total inventories, net	$1,567	$2,230

4. PREPAID AND OTHER CURRENT ASSETS

The following table details the primary categories of prepaid and other current assets for the periods presented.

	March 31, 2025	March 31, 2024

Deposits and prepayments	$1,621	$436
Marketing services	578	-
Unbilled accounts receivable	147	-
Other receivables	466	306
Total prepaid and other current assets	$2,812	$742

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented:

	March 31, 2025	March 31, 2024

Furniture and fixtures	$178	$177
Office equipment	58	57
Leasehold improvements	29	29
Software and website development	2,220	1,886
Computer equipment	140	121
Property and equipment, gross	2,625	2,270
Accumulated depreciation	(2,142)	(1,768)
Property and equipment, net	$483	$502

Depreciation expense related to property and equipment was $342 and $555 for the years ended March 31, 2025 and 2024, respectively, and is included as a component of selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

6. LEASES

The Company has obligations under operating leases for its offices. As of March 31, 2025 and 2024, the remaining lease terms of the various leases are less than 24 months. The majority of the Company’s leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.

The following table details the Company’s net lease expense. The lease expenses include contingent rent payments and other non-fixed lease related costs, including common area maintenance, property taxes, and landlord’s insurance.

Lease expense	Year Ended March 31, 2025	Year Ended March 31, 2024

Net lease expense:
Operating lease expense	$110	$299
Total lease expense	$110	$299

Weighted-average remaining lease term - Years	0.53	1.53
Weighted-average discount rate	5.0%	5.0%

Rent expense for the fiscal years ended March 31, 2025 and 2024 was $894 and $479, respectively (including short term and other rentals).

Maturity of lease liabilities	March 31, 2025	March 31, 2024

Within one year	$48	$109
Within one to two years	-	45
Total lease payments	48	154
Discount rate	(4)	(9)
Present value of lease liabilities	$44	$145

7. ACCRUED EXPENSES

The following table details the primary categories of accrued expenses for the periods presented.

	March 31, 2025	March 31, 2024

Accrued expenses	$472	$471
Accrued payroll and payroll taxes	1,207	-
Severance	414	531
Indirect taxes	1,254	1,040
Returns provision	594	298
Accrued import duties	228	294
Merchant credit	64	63
Total	$4,233	$2,697

8. DEBT

Short-Term Borrowings

During the year ended March 31, 2025, the Company entered into seven separate business loan and security agreements (the “Term Loans”) with a lender for short-term loans to be provided by the lender, or the lender’s assignees (collectively, the “Lenders”) and mature 30-weeks from the date the amounts are borrowed. No amount of repaid borrowings may be reborrowed. The Company borrowed under seven short-term borrowing arrangements during the year ended March 31, 2025, borrowing a gross amount of $8,658, net of fees of $2,866 which was recorded as a debt discount and is being amortized over the term of the agreement. During the year under March 31, 2025, the Company made total repayments of $5,742. The company amortized $1,801 of the debt discount to interest expense and realized a cancelled debt discount of $179 related as an early payment discount of the notes for the same amount resulting unamortized debt discount balance of $887. As of March 31, 2025, the Company had outstanding borrowings of $2,738 and an unamortized debt discount of $887, resulting in net balance of $1,851.

As of March 31, 2025, the Company has outstanding borrowings under four agreements that require weekly payments of principal and interest totaling $53, $34, $71, and $59 which have a remaining term of one week, eight weeks, thirteen weeks, and twenty-seven weeks, respectively. If an event of default, as defined in the agreement, occurs, the Company must make a mandatory prepayment to the Lenders in an amount equal to the sum of (i) all outstanding principal plus accrued and unpaid interest and (ii) a prepayment fee equal to the amount of interest that would be paid through the maturity date (the “Prepayment Fee”) plus (iii) all other obligations that are due and payable, including increased interest of 5.0%.

The Company has the right to make a full or partial prepayment of any or all obligations, but is obligated to pay a make-whole payment equal to the Prepayment Fee.

Use of proceeds is limited to the repayment of other obligations to one of the Lenders and for general business requirements. The term loans are secured by collateral of the company that consists of all properties, rights and assets of the Company.

Trade Finance Facility

The Company, through PMA, has a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by a financial institution that matures in June 2025. The trade facility agreement was entered into in June 2022 and subsequently amended since with the most recent amendment in August 2024. As of March 31, 2025 and 2024, the outstanding balance under the trade finance facility was $2,495 and $0, respectively, and the Company had a limit on the trade finance facility of $2,700 and $5,000, respectively. As of March 31, 2025, there were no outstanding pledged letters of credit by HSBC. The Company is permitted to draw on the trade finance facility agreement to the extent that there is a deposit made to a specified account with the financial institution.

The trade finance facility, as amended in August 2024, provides for (a) import facilities up to $2,700 and $5,000 as of March 31, 2025 and 2024, respectively, with repayment due 120-days from the draw, and (b) post-shipment buyer loans up to $1,800 and $800 as of March 31, 2025 and 2024, respectively, with repayment due 90-days from the draw. The Company’s ability to draw on the trade finance facility is subject to terms per the agreement, which include verification that the Company received the products from suppliers, among other requirements. The financial institution reserved the right to demand repayment at any time. A commission fee equal to 0.25% and 0.0625% will be charged on the first $50 and balances in excess of $50 respectively, drawn under the trade finance facility.

For drawings in Hong Kong dollars, the interest rate equals the Hong Kong Interbank Offered Rate (“HIBOR”) plus 3.0% (6.72% at March 31, 2025), and for drawings in U.S. dollars, the interest rate equals the Secured Overnight Financing Rate (“SOFR”) plus 3.3% (7.71 % at March 31, 2025).

As of March 31, 2025, the trade finance facility was secured by a personal guarantee of $4,000 from the chairman of the Company’s board of directors and a requirement for a cash deposit from PMA equal to 50.0% of the limit of the trade finance facility, or $1,350. As of March 31, 2025, the cash deposit associated with the trade finance facility agreement was $1,350 and is recorded as restricted cash on the accompanying consolidated balance sheets.

The $2,495 outstanding under the trade finance facility as of March 31, 2025 was repaid in full during June 2025.

9. CONVERTIBLE DEBT OBLIGATIONS

2021 and 2022 Debt Financings

In March 2021, the Company entered into an arrangement whereby the Company completed convertible debt financing (“2021 Debt Financing”), from 47 investors, for gross proceeds of $6,000, less $841 of debt issuance costs, at an 8.0% interest rate to provide working capital for its operations. Between April and July 2022, the Company received further convertible debt financing (“2022 Debt Financing”) from 47 investors for gross proceeds of $4,000, less $531 of debt issuance costs, that rank pari passu to the 2021 Debt Financing, at an 8.0% interest rate. The debt issuance costs were amortized over the life of the convertible debt. The Company’s convertible debt obligations are secured by a security interest over the assets of the Company.

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

On February 12, 2024, $10,002 in principal amount plus accrued interest in the amount of $1,985 automatically converted into the Company’s common stock, at 80% of the initial public offering price into an aggregate of 2,497,267 shares of common stock (see note 10). Upon conversion of the convertible debt, the unamortized balance of debt discount of $492 was charged to interest expense.

2024 Debt Financing

In December 2024, the Company entered into a convertible secured promissory note (“2024 Debt Financing”) whereby the Company completed convertible debt financing (“2024 Debt Financing”), from one investor, for gross proceeds of $2,000, to provide working capital for its operations. The Company’s convertible debt obligations are secured by a security interest over the assets of the Company. The 2024 Debt Financing matures on December 6, 2025. The 2024 Debt Financing has the following features:

Conversion rights - The investor has the right, but not the obligation, to convert any portion of the outstanding and unpaid principal and accrued interest into shares of common stock at the conversion price of $1.00.

Interest – The 2024 Debt Financing bears interest of 15.0% per annum.

Exchange Cap – The lender shall not have the right to convert any portion of the 2024 Debt Financing to the extent that after giving effect to such conversion the lender, together with any affiliate, would beneficially own in excess of 4.99% (which may be increased to 9.99% at the investor’s sole discretion) of the number of common shares outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Additionally, the Company shall not issue any common shares upon conversion of the 2024 Debt Financing, or otherwise, if the issuance of such common shares would exceed the aggregate number of common shares that the Company may issue in a transaction in compliance with the Company’s obligations under the rules or regulations of the NYSE, unless approved by the Company’s stockholders.

Event of default – the unpaid principal amount of the 2024 Debt Financing and any accrued but unpaid interest becomes immediately due in payable if an Event of Default, as defined in the 2024 Debt Financing occurs. The investor has the right, but not the obligation, to convert at any time after an Event of Default at the conversion price of $1.00.

Prepayment feature - A prepayment prior to maturity to repay amounts outstanding under the 2024 Debt Financing is required equal to 33% of net proceeds of an offering up to $10,000 of preferred stock after the first $2,000 in net proceeds.

In March 2025, $2,000 in principal converted into an aggregate 2,000,000 shares of the Company’s common stock, at a conversion price of $1.00 (see Note 10). At the time of conversion, accrued but unpaid interest was of $93 included in the balance of accrued expenses in the accompanying consolidated balance sheet as of March 31, 2025, which was subsequently paid in cash to the lender.

10. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 110,000,000 shares of stock, of which 100,000,000 is designated as common stock and 10,000,000 is designated as preferred stock.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share, of which 19,291,000 and 15,653,449 were issued and outstanding as of March 31, 2025 and 2024, respectively.

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

Series A and Series B Convertible Preferred Stock

On February 12, 2024, all outstanding shares of our Series A convertible preferred stock and the Series B convertible preferred stock were automatically converted into 5,323,782 and 1,189,998, respectively, shares of common stock in connection with the closing of the initial public offering.

Series AA Preferred Stock

In March 2025, the Company designated a series of preferred stock as the 12.00% Series AA Convertible Preferred Stock, par value of $0.0001 per share (the “Series AA Preferred Stock”) and authorized 1,800,000 shares of Series AA Preferred Stock.

In March 2025, the Company entered into securities purchase agreements with twelve investors whereby the Company issued 924,921 shares of Series AA Preferred Stock at an original issue price of $5.8005 per share for gross proceeds of $5,365, less $217 of issuance costs or total net proceeds of $5,148. In connection with the securities purchase agreements, the Company entered into a registration rights agreement with the investors whereby the Company committed to file the registration statement to register for resale the shares of common stock issuable upon conversion of the Series AA Preferred Stock purchased by the investors pursuant to the securities purchase agreements no later than thirty days from the final closing date. Registration statement was filed on March 6, 2025

Additionally, the Company entered into a placement agency agreement with a placement agent in exchange for a cash fee of 6.0% of the gross proceeds paid by investors introduced to the Company by the placement agent. Additionally, the Placement Agent received 56,676 warrants to purchase shares of common stock equal to 5.0% of the shares of common stock issuable upon conversion of the Series AA Preferred Stock purchased by these investors (the “March 2025 Warrant”) at a per share price of $1.45 for a term of five years that may be exercised on a cash or cashless basis (see Note 12).

The Series AA Preferred Stock holder and the March 2025 Warrant holder (collectively, the “March 2025 Investors”) shall not have the right to convert any portion of the Series AA Preferred Stock or March 2025 Warrant to the extent that after giving effect to such conversion the March 2025 Investors, together with any affiliates, would beneficially own in excess of 4.99% (which may be increased to 9.99% at the March 2025 Investor’s sole discretion) of the number of common shares outstanding immediately after giving effect to such conversion. Any increase to the beneficial ownership limitation will not be effective until the 61st day after notice is received by the Company.

The March 2025 Warrant was determined to be an equity classified warrant and fair value was calculated as $31 using the Black-Scholes option-pricing model with the following assumptions: volatility of 55.0%, risk-free rate of 3.98%, annual dividend yield of 0.0% and expected life of five years.

The rights, preferences, privileges and restrictions for the Series AA Preferred Stock are as follows:

Dividends: Dividends on the Series AA Preferred Stock accrue daily and will be cumulative from the first day of the calendar month in which they are issued, and shall be payable monthly in arrears on the 30th day of each calendar month, when, as and if declared by the board of directors, at the rate of 12.0% per annum of its original issue price, which is the equivalent to $0.6961 per annum per share.

Liquidation preference: Upon (i) a liquidation or winding up of the Company, or (ii) a reorganization, merger or consolidation in which the holders of the voting securities of the Company do not retain at least a majority of the total outstanding voting securities, or (iii) a sale, lease, transfer, exclusive license or other disposition of all or substantially all the assets of the Corporation and its subsidiaries taken as a whole, the holders of Series AA Preferred Stock are entitled to receive a preferential payment per share equal to the greater of (a) $5.8005 plus declared but unpaid dividends, or (b) the amount per share that would have been payable had all shares of Series AA Preferred Stock been converted into Common Stock immediately prior to such event.

Conversion: Shares of Series AA Preferred Stock are convertible into shares of common stock at the option of the holder, according to a conversion ratio equal to the original issue price of $5.8005 divided by the conversion price of $1.1601, or $5.00. The conversion price is subject to adjustment from time to time as specified in the March 2025 Certificate of Designation.

Shares of Series AA Preferred Stock are convertible into shares of common stock automatically any time after the date six months after the original issuance date if the closing price of the common stock equals or exceeds 200.0% of the original issuance price, or $11.601, and the average trading column of the common stock exceeds 200,000 shares for at least twenty trading days in a period of thirty consecutive trading days.

Redemption: The Series AA Preferred Stock are not redeemable at the option of the holder, on either a contingent or non-contingent basis.

Voting: The Series AA Preferred Stock are non-voting in Company matters, with the exception that Series AA Preferred Stock holders are required to approve (i) any amendment, or other change, to the Company’s articles of incorporation that would have an adverse impact to the Series AA Preferred Stock holders dividend rights, preferences or special rights and (ii) any increase to the authorized number of shares of Series AA Preferred Stock, or authorize or issuance shares of any class or series of Senior Stock or Parity Stock, both of which are defined in the March 2025 Certificate of Designation.

The Series AA Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund, and will remain outstanding indefinitely unless a holder chooses to convert the Series AA Preferred Stock into shares of our common stock, or we elect to automatically convert it into shares of our common stock. As of March 31, 2025, the Series AA Convertible Preferred Stock were convertible into 4,624,620 common shares.

Shares Issued for Services

During the year ended March 31, 2025, the Company issued 1,352,102 shares of restricted common stock to vendors for services rendered and to be rendered with a fair value of $1,488. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance. During the year ended March 31, 2025, the Company amortized $910 of the value of the shares as the services were rendered and $578 of the remaining fair value of the shares was included as a prepaid asset as of March 31, 2025 (see Note 4).

11. STOCK-BASED COMPENSATION PLANS

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2021 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of the Company or any parent or subsidiary of the Company, and to promote the success of the Company’s business. The Company has 2,519,750 unallocated shares available to grant from the 2021 Plan as of March 31, 2025. The Company has historically granted stock options to non-employees in exchange for the provision of services, both under the 2021 Plan and outside of the 2021 Plan.

The Company has granted stock options and time-based restricted stock units (“time-based RSUs”). Stock options granted to date generally have a four-year vesting period and vest at a rate of 25% each year on the anniversary date of the grant. Stock options generally expire on the earlier of ten years from the date of grant, or a specified period of time following termination. Time-based RSUs generally vest over a period of four years in accordance with the terms and conditions established by the board of directors, and are based on continued service.

Time-based RSUs

The fair value of time-based RSUs is determined using the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends not received during the vesting period. For the time-based RSUs granted during the years ended March 31, 2025 and 2024, the expected annual dividend yield was 0.0%.

A summary of time-based RSU activity is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at March 31, 2023	-	-
Granted	300,000	$4.10
Vested	(75,000)	4.10
Outstanding at March 31, 2024	225,000	4.10
Granted	1,105,866	1.11
Vested	(285,449)	3.31
Forfeited	(445,417)	2.78
Outstanding at March 31, 2025	600,000	$0.99

The total stock compensation expense recognized related to vesting of time-based RSUs for the years ended March 31, 2025 and 2024, was $619 and $429, respectively, and was recognized on the accompanying consolidated statements of operations as a component of selling, general and administrative expenses. As of March 31, 2025, the total unrecognized stock-based compensation for time-based RSUs totaled $530 and are expected to be recognized over a weighted average period of 3.7 years.

Stock Options

The fair value of the share option awards was estimated using the Black-Scholes method using the closing price of the Company’s common stock on the date of grant based on the following weighted-average assumptions:

	Year Ended	Year Ended
	March 31, 2025	March 31, 2024

Expected option term	10.0 years	5.0 - 10.0 years
Stock price volatility	138.4%	129.1%
Risk free interest rate	2.09%	1.74-1.81%
Expected annual dividend yield	0.0%	0.0%
Forfeiture rate	29.9%	25.7%

A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2023	299,956	$1.60	1.94	$1,320
Granted	808,400	4.10
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2024	1,108,356	3.42	3.45	$595
Granted	688,194	2.15
Forfeited	(790,000)	3.59
Exercised	-	-
Outstanding at March 31, 2025	1,006,550	$2.42	2.85	$178
Vested and expected to vest March 31, 2025	874,724	$3.13	6.89	$178
Exercisable at March 31, 2025	562,910	$3.22	5.77	$178

The total stock compensation expense recognized related to vesting of stock options for the years ended March 31, 2025 and March 31, 2024 was $715 and $310, respectively, and was recognized on the accompanying consolidated statements of operations as a component of selling, general and administrative expenses. As of March 31, 2025 the total unrecognized stock-based compensation for stock options was $1,035 and is expected to be recognized over a weighted average period of 2.85 years.

12. WARRANTS

In connection with the IPO (see Note 1) and the securities purchase agreement (see Note 10), the Company issued stock purchase warrants to certain investors that permit the investor to acquire a fixed amount of shares of common stock at a per share price that ranges between $1.45 and $7.50 for a five year term that may be exercised on a cash or cashless basis.

Concurrently with the closing of the IPO, the Company also issued warrants to purchase up to 66,700 shares of Common Stock to the Representative and its designees, at an exercise price of $7.50 per share (the “Underwriter Warrants”). The Underwriter Warrants are exercisable beginning on August 5, 2024, and expire on February 7, 2029.

All issued warrants were determined to be equity-classified at issuance, and as such, were recorded to additional-paid-in capital at such time.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2025:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Underwriter Warrants	$7.50	66,700	3.9	$7.50
March 2025 Warrant	1.45	56,676	5.0	1.45
	$1.45 – 7.50	123,376	4.1	$6.65

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2024:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Underwriter Warrants	$7.50	66,700	4.9	$7.50

A summary of warrant activity for the periods presented is as follows:

		Weighted-
		Average
		Exercise
	Warrants	Price

Outstanding at March 31, 2023	-	$-
Granted	66,700	7.50
Outstanding at March 31, 2024	66,700	7.50
Granted	56,676	1.45
Outstanding at March 31, 2025	123,376	$6.65

The Underwriter Warrants will expire on February 12, 2029 (see Note 10) and the March 2025 Warrants will expire on March 31, 2030 (see Note 10). As of March 31, 2025 the intrinsic value of the outstanding warrants was $8.

13. INCOME TAXES

Components of income tax (benefit) expense were as follows:

	Year Ended March 31, 2025	Year Ended March 31, 2024

Current	$-	$-
Deferred	-	-
Total income tax (benefit) expense	$-	$-

The following is a reconciliation of the federal statutory rate to the Company’s effective income tax rate:

	Year Ended March 31, 2025	Year Ended March 31, 2024

Statutory rate	21.0%	21.0%
Change in valuation allowance	(21.1)	(13.9)
Foreign tax differential	(1.2)	(1.2)
Permanent differences	1.3	(5.9)
Effective rate	0.0%	0.0%

The tax effects of temporary cumulative differences which give rise to deferred tax assets and liabilities are summarized as follows:

	March 31, 2025	March 31, 2024

Deferred tax liabilities:
Fixed and intangible assets	$175	$113
Inventory	-	-
Total deferred tax liabilities	175	113
Deferred tax assets:
Tax loss carryforward	10,284	7,312
Stock compensation expense	815	535
IPO expenses	163	163
Valuation allowance	(11,087)	(7,897)
Total deferred tax assets	175	113
Deferred tax assets, net	$-	$-

During the years ended March 31, 2025 and 2024, the Company recorded an increase in the valuation allowance of $3,190 and $1,449, respectively, related to federal deferred tax assets. Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax bases of assets and liabilities expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible.

Throughout the year ended March 31, 2025, the Company has been assessing the realizability of its deferred tax assets by considering positive factors such as the next three years’ profit projection making it more likely than not that the Company will be able to recognize a deferred tax asset on losses. Based upon historical performance of the Company, a valuation allowance of 100% was recorded as there is currently no significant evidence to indicate realizability of deferred tax assets. During the years ended March 31, 2025 and 2024, the Company recorded a valuation allowance of 100% of UK and Hong Kong losses.

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since fiscal year 2022 are still open based on statutes of limitation only.

14. COMMITMENTS AND CONTINGENCIES

Notice from NYSE – On December 17, 2024 the Company received a notification from the NYSE American LLC (the “NYSE”) stating that the Company is not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”) requiring stockholders’ equity of $4,000 or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. As of September 30, 2024, the Company had stockholders’ equity of approximately $2,700 and had losses in its three most recent fiscal years ended March 31, 2024.

The Company is now subject to the procedures and requirements of Section 1009 of the Company Guide. The Company has until June 11, 2026 to regain compliance with the Company Guide. The Company submitted a plan of action to regain compliance with the Company Guide (the “Plan”) on January 10, 2025, which the NYSE accepted on March 4, 2025. Accordingly, the Company will be able to continue its listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance.

The notification and Plan acceptance has no immediate effect on the listing or trading of the Company’s common stock on the NYSE. The NYSE’s acceptance of the Company’s Plan does not affect the Company’s business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

Legal proceedings - The Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flow.

On December 20, 2023, Aspen Skiing Company, LLC filed a complaint against the Company in the United States District Court for the District of Colorado, alleging, among other things, trademark infringement, false association, false endorsement, unfair competition and deceptive trade practices by the Company. The claims relate to the Company’s social media posts of models and influencers in ski gondolas on the mountain owned by Aspen Skiing Company and now discontinued limited edition clothing sold by the Company that included images, which were licensed by the Company from a photographer, of a skier’s rest area in Aspen that Aspen Skiing Company calls the “AspenX Beach Club.” The complaint seeks monetary damages, non-monetary relief, such as an injunction to end the alleged unlawful practices, and attorneys’ fees and costs on behalf of the Aspen Skiing Company. The Company entered into a settlement agreement with Aspen Skiing Company for a de minimis amount during August 2024.

On May 14, 2025, we were named as a defendant in a lawsuit filed in the Superior Court of the State of California in and for the County of Los Angeles Central Judicial District by Amanda Archer and Archer Bytes LLC, a former public relations consultant for the Company. The complaint alleges breach of contract, and other claims and seeks specific damages of $600,000 and unspecified punitive damages. We believe the claims are entirely without merit and intend to vigorously defend the matter.

On April 24, 2025, the Company’s former Chief Executive Officer (the “Former CEO”) commenced ACAS Early Conciliation proceedings (a mandatory step in the UK prior to filing a legal claim) alleging, among other things, unfair dismissal from his position. The Company has not yet been notified that the Former CEO has filed a legal claim with the UK Employment Tribunal.

Capital commitments - The Company had $7,045 of purchase obligations as of March 31, 2025, related to purchase orders to factories for the manufacture of finished goods.

Vendor lien on inventory - Per the terms of one third-party service contract, a lien may be placed on the Company’s inventory if the Company fails to make a payment for services within 30 days from the date the third-party supplier notifies the Company of an outstanding payment. As of March 31, 2025 and 2024, a lien has not been placed on the Company’s inventory in connection with this contract.

15. RELATED PARTY TRANSACTIONS

Two directors of the Company provided consulting and advisory services for the Company totaling $185 and $324 for the years ended March 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. As of March 31, 2025 and 2024, there were no amounts owed to either director.

Our trade finance facility (see Note 8) was secured by a standby documentary credit for $1,000, which was secured by a guarantee from a company controlled by the Chairman of our board of directors (the “Chairman”) from June 2023 through January 2024. The guarantee accrued interest of 8% per annum from June 2023 through November 2023 and interest of 10.0% from November 2023 through January 2024, payable by the Company. Interest expense for the year ended March 31, 2024 was $56.

The Chairman has provided a $4,000 personal guarantee for the Company’s trade finance facility. The guarantee is a pay-on-demand guarantee securing the Company’s obligations under the trade finance facility, including interest and bank costs, fees and expenses, up to $4,000. The Chairman does not receive consideration in exchange for the personal guarantee.

In March 2025, the Company entered into securities purchase agreements with a company controlled by the Chairman whereby the Company issued 344,797 shares of Series AA Preferred Stock at an original issue price of $5.8005 per share for gross proceeds of $2,000.

16. SEGMENT REPORTING

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability:

	Year ended March 31, 2025	Year ended March 31, 2024
Revenue, net	$21,501	$24,443
Less:
Significant segment expenses
Cost of Revenue	11,072	12,001
Selling expense	3,916	4,077
General and administrative	14,501	10,516
Marketing and advertising	3,540	4,784
Non-cash compensation	2,244	740
Other segment items(1)	2,167	1,047
Net loss	$(15,939)	$(8,722)

(1)	Includes interest expense, foreign currency transactions (loss) gain, and other income.

See Note 2 for revenue by geographic location. Long-lived assets, excluding other non-current assets, by geography are summarized as follows:

	Year ended March 31, 2025	Year ended March 31, 2024
United Kingdom	$478	$547
Hong Kong	49	98
Total long-lived assets	$527	$645

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below or within these consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

During May 2025, the Company entered into a business loan and security agreement with the same lender and substantially the same terms as the Term Loans, borrowing gross proceeds of $1,400, net of fees of $70. Thirty weekly payments of principal and interest totaling $66 commence in June 2025.

During May 2025, the Company entered into a consulting agreement for business advisory services under which it issued 100,000 shares of common stock at a fair value of $62, as determined by the closing price on the day of issuance.

During May 2025, the Company entered into a promissory note (the “May 2025 Note”) with a lender controlled by the Chairman of the Company’s board of directors to borrow $500. The May 2025 Note matures on December 31, 2025 and permits the Company to prepay the note in full without penalty at any time. If an Event of Default, as defined in the May 2025 Note, occurs, the outstanding principal and accrued interest becomes due and payable immediately.

In May 2025 we entered two agreements with lenders in which we borrowed gross proceeds of $1,900, $500 of which were pursuant to a note with an entity controlled by the Chairman of our board of directors. Refer to Note 17 to our consolidated financial statements included in Item 8 of this Form 10-K.

On June 30, 2025, the Company closed a public offering of 10,000,000 shares of its common stock at an offering price of $0.30 per share (the “Offering”), pursuant to its registration statement on Form S-3 (File No. 333-285612). The Offering generated gross proceeds of $3.0 million. After underwriting discounts, non-accountable expenses, legal expense reimbursement, and other offering-related costs, the Company received net proceeds of approximately $2,686,850.

In connection with the Offering, the Company issued to ThinkEquity LLC, the representative of the underwriters, warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.38 per share. These warrants are exercisable beginning on the date of issuance and expire five years thereafter. The underwriters were also granted a 45-day option to purchase up to an additional 1,500,000 shares of common stock and/or pre-funded warrants to cover over-allotments, if any. As of the date of this filing, the over-allotment option has not been exercised.

Concurrently with the closing off the Offering, the May 2025 Note was extinguished through the issuance of 1,692,694 shares of the Company’s common stock at a per share price of $0.30.

INDEX TO EXHIBITS

The exhibits listed below are filed as part of this Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024

3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024

3.3	Certificate of Designations of 12.00% Series AA Convertible Preferred Stock.	8-K	001-41930	3.1	April 2, 2025

4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023

4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024

4.3	Form of Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.3	November 6, 2023

4.4	Form of Amendment No. 1 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.4	November 6, 2023

4.5	Form of Amendment No. 2 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.5	November 6, 2023

4.6	Form of Amendment No. 3 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.6	January 18, 2024

4.7	Form of Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.6	November 6, 2023

4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023

4.9	Form of Amendment No. 2 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.9	January 18, 2024

4.10	Form of Convertible Secured Note dated December 6, 2024	8-K	001-41930	10.2	December 12, 2024

4.11	Form of Placement Agent Warrant	8-K	001-41930	4.1	April 2, 2025

10.1+	Employment Agreement between Perfect Moment Ltd. and Jeff Clayborne	S-1	333-274913	10.2	November 6, 2023

10.2+	Amendment No. 1 to Employment Agreement between Perfect Moment Ltd. and Jeff Clayborne	S-1	333-274913	10.3	January 22, 2024

10.3+	Independent Director Agreement between Perfect Moment Ltd. and Andre Keijsers	S-1	333-274913	10.20	January 18, 2024

62

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.4+	Independent Director Agreement between Perfect Moment Ltd. and Berndt Hauptkorn	S-1	333-274913	10.21	January 18, 2024

10.5+	Independent Director Agreement between Perfect Moment Ltd. and Tracy Barwin	S-1	333-274913	10.22	January 18, 2024

10.6+	Form of Indemnification Agreement for Directors and Officers	S-1	333-274913	10.21	November 6, 2023

10.7	Guarantee Agreement between Perfect Moment Asia Limited and J. Gottschalk & Associates	S-1	333-274913	10.37	November 6, 2023

10.8	Amendment to UBS Switzerland AG Standby Documentary Credit	S-1	333-274913	10.40	December 1, 2023

10.9+	Employment Agreement between Perfect Moment (UK) Limited and Mark Buckley	S-1	333-274913	10.1	November 6, 2023

10.10+	Employment Agreement between Perfect Moment (UK) Limited and Jane Gottschalk	S-1	333-274913	10.3	November 6, 2023

10.11+	Consulting Agreement between Perfect Moment Asia Limited and Max Gottschalk	S-1	333-274913	10.4	November 6, 2023

10.12+	Board Member Agreement between Perfect Moment Asia Limited and Tracy Barwin	S-1	333-274913	10.6	November 6, 2023

10.13+	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-274913	10.8	November 6, 2023

10.14+	Amendment No. 1 to 2021 Equity Incentive Plan	S-1	333-274913	10.10	January 26, 2024

10.15+	Independent Director Agreement between Perfect Moment Ltd. and Tim Nixdorff	S-1	333-274913	10.23	January 18, 2024

10.16	Facility Letter Agreement between Perfect Moment Asia Limited and HSBC	S-1	333-274913	10.31	November 6, 2023

10.17	Amendment to Facility Letter Agreement, dated April 11, 2023, between Perfect Moment Asia Limited and HSBC	S-1	333-274913	10.32	November 6, 2023

10.18	Amendment to Facility Letter Agreement, dated July 10, 2023, between Perfect Moment Asia Limited and HSBC	S-1	333-274913	10.33	November 6, 2023

10.19	UBS Switzerland AG Standby Documentary Credit	S-1	333-274913	10.34	November 6, 2023

10.20	Charge over Securities and Deposits between Perfect Moment Asia Limited and HSBC	S-1	333-274913	10.35	November 6, 2023

10.21	Guarantee of Perfect Moment Limited	S-1	333-274913	10.36	November 6, 2023

10.22	Share Registration Agreement	S-1	333-274913	10.44	January 26, 2024

10.23	Form of Lock-Up Agreement	S-1	333-274913	10.45	January 26, 2024

10.24	Perfect Moment Ltd. Enterprise Management Incentive Share Option Agreement with Negin Yeganegy	S-8	333-277335	99.3	February 23, 2024

10.25	Excerpts from the Settlement Agreement, dated October 26, 2022, by and between Perfect Moment UK Limited and Negin Yeganegy, relating to the Perfect Moment Ltd. Enterprise Management Incentive Share Option Agreement with Negin Yeganegy	S-8	333-277335	99.4	February 23, 2024

10.26	Subordinated Business Loan and Security Agreement dated July 25, 2024	8-K	001-41930	10.1	August 29, 2024

10.27	Subordinated Business Loan and Security Agreement dated August 23, 2024	8-K	001-41930	10.2	August 29, 2024

63

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.28	Standard Merchant Cash Advance Agreement dated September 25, 2024	10-Q	001-41930	10.3	November 14, 2024

10.29	Subordinated Business Loan and Security Agreement dated September 30, 2024	10-Q	001-41930	10.4	November 14, 2024

10.30	Business Loan and Security Agreement dated October 23, 2024	10-Q	001-41930	10.5	November 14, 2024

10.31	Business Loan and Security Agreement dated November 24, 2024	10-Q	001-41930	10.3	February 14, 2025

10.32	Form of Convertible Secured Note Purchase Agreement dated December 6, 2024	8-K	001-41930	10.1	December 12, 2024

10.33	Licence Agreement dated January 10, 2024	1-A	024-12548	6.32	December 16, 2024

10.34+	Consulting Agreement between Perfect Moment (UK) Limited and Vittorio Giacomelli	8-K	001-41930	10.1	February 6, 2025

10.35+	Employment Agreement between Perfect Moment (UK) Limited and Chath Weerasinghe	8-K	001-41930	10.2	February 6, 2025

10.36+	Restricted Stock Unit Agreement dated February 3, 2025, between the Company and Chath Weerasinghe	8-K	001-41930	10.3	February 6, 2025

10.37+	Amendment to Contract of Employment between Perfect Moment (UK) Limited and Jane Gottschalk	8-K	001-41930	10.4	February 6, 2025

10.38	Form of Securities Purchase Agreement, dated March 28, 2025, between the Registrant and the investors party thereto.	8-K	001-41930	10.1	April 2, 2025

10.39	Form of Registration Rights Agreement, dated March 28, 2025, between the Registrant and the investors party thereto.	8-K	001-41930	10.2	April 2, 2025

10.40	Placement Agency Agreement, dated March 28, 2025, between the Registrant and the Placement Agent	8-K	001-41930	10.3	April 2, 2025

19.1	Insider Trading Policy

21.1	Subsidiaries of the Company	S-1	333-274913	21.1	January 18, 2024

23.1	Consent of Weinberg & Company, P.A.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Perfect Moment Ltd. Clawback Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECT MOMENT LTD.

Date: June 30, 2025	By:	/s/ Jane Gottschalk
Jane Gottschalk
President, Chief Creative Officer and Director
(Principal Executive Officer)

Date: June 30, 2025	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2025	By:	/s/ Jane Gottschalk
Jane Gottschalk
President, Chief Creative Officer and Director
(Principal Executive Officer)

Date: June 30, 2025	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 30, 2025	By:	/s/ Andre Keijsers
Andre Keijsers
Director

Date: June 30, 2025	By:	/s/ Berndt Hauptkorn
Berndt Hauptkorn
Director

Date: June 30, 2025	By:	/s/ Max Gottschalk
Max Gottschalk
Director

Date: June 30, 2025	By:	/s/ Tracy Barwin
Tracy Barwin
Director

Date: June 30, 2025	By:	/s/ Tim Nixdorff
Tim Nixdorff
Director

65