Form 10-Q
period 2025-06-30
Perfect Moment Ltd.
filed 2025-08-14
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025 there were 31,396,822 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2025	March 31, 2025
	unaudited
Assets
Current assets:
Cash and cash equivalents	$2,986	$6,159
Restricted cash	-	1,350
Accounts receivable, net	544	886
Inventories, net	1,387	1,567
Prepaid and other current assets	2,935	2,812
Total current assets	7,852	12,774
Long term assets:
Operating lease right of use assets	44	44
Property and equipment, net	380	483
Other non-current assets	39	36
Total assets	$8,315	$13,337
Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	$2,322	$2,594
Accrued expenses	2,461	4,233
Trade finance facility	-	2,495
Short-term borrowings, net	1,694	1,851
Operating lease liabilities, current	36	44
Deferred revenue	807	264
Total current liabilities	7,320	11,481
Long term liabilities:
Operating lease obligations, long-term portion	8	-
Total liabilities	7,328	11,481

Stockholders’ equity:
Series AA convertible preferred stock, $0.0001 par value, 1,800,000 shares authorized; 924,921 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 31,083,694 and 19,291,000 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	3	2
Additional paid-in capital	69,875	66,793
Accumulated other comprehensive loss	(156)	(23)
Accumulated deficit	(68,735)	(64,916)
Total shareholders’ equity	987	1,856
Total Liabilities and Shareholders’ Equity	$8,315	$13,337

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024
Revenue, net	$1,472	$974
Cost of sales	583	618
Gross profit	889	356
Operating expenses:
Selling, general and administrative expenses	3,415	3,298
Marketing and advertising expenses	529	453
Total operating expenses	3,944	3,751
Loss from operations	(3,055)	(3,395)
Other income (expense), net
Interest expense	(779)	(5)
Foreign currency transactions (loss) gain	15	12
Total other (expense) income, net	(764)	7
Net loss	$(3,819)	$(3,388)
Dividends on Series AA Convertible Preferred Stock	(159)	-
Net loss attributable to common shareholders, basic and diluted	$(3,978)	$(3,388)
Basic and diluted loss per share attributable to common stockholders	$(0.21)	$(0.22)
Basic and diluted weighted-average number of shares outstanding	19,328,778	15,653,449
Other comprehensive losses:
Net loss	$(3,819)	(3,388)
Foreign currency translation gain (loss)	(133)	(14)
Comprehensive loss	$(3,952)	$(3,402)

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2025 and 2024

(Amounts in thousands, except share data)

(Unaudited)

	Series AA Convertible Preferred Stock		Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance -March 31, 2024	-	$-	15,653,449	$1	$56,824	$(85)	$(48,977)	$7,763
Stock compensation expense for employee vested options	-	-	-	-	294	-	-	294
Stock compensation expense for employee vested RSUs	-	-	-	-	76	-	-	76
Foreign currency translation adjustment	-	-	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	-	-	(3,388)	(3,388)
Balance - June 30, 2024	-	-	15,653,449	1	57,194	(99)	(52,365)	4,731

Balance - March 31, 2025	$924,921	$-	$19,291,000	$2	$66,793	$(23)	$(64,916)	$1,856
Stock compensation expense for employee vested options	-	-	-	-	98	-	-	98
Stock compensation expense for employee vested RSUs	-	-	-	-	36	-	-	36
Fair value of shares issued for services	-	-	100,000	-	62	-	-	62
Issuance of common stock upon extinguishment of Related Party Note	-	-	1,692,694	-	508	-	-	508
Sale of common stock from public offering	-	-	10,000,000	1	2,537	-	-	2,538
Foreign currency translation adjustment	-	-	-	-	-	(133)	-	(133)
Dividends on Series AA Convertible Preferred Stock	-	-	-	-	(159)	-	-	(159)
Net loss	-	-	-	-	-	-	(3,819)	(3,819)
Balance – June 30, 2025	924,921	$-	31,083,694	$3	$69,875	$(156)	$(68,735)	$987

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended	Three months ended
	June 30, 2025	June 30, 2024
Operating activities:
Net loss	$(3,819)	$(3,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	106
Bad debt expense	78	85
Inventory reserve	(48)	(163)
Stock based compensation	134	370
Amortization of stock-based marketing services shares issued for services	199	-
Amortization of debt finance costs	755	-
Effect of changes in assets and liabilities:
Accounts receivable, net	265	642
Inventories, net	228	375
Prepaid and other current assets	(260)	(1,645)
Operating lease right of use assets	19	24
Other non-current assets	(1)	1
Operating lease liability	(19)	(24)
Trade payables	(272)	(17)
Accrued expenses	(1,824)	(857)
Deferred revenue	542	611
Net cash used in operating activities	(3,892)	(3,880)
Investing activities:
Purchases of property and equipment	-	(64)
Net cash used in investing activities	-	(64)
Financing activities:
Proceeds from public offering, net	2,538	-
Payment of dividend on Series AA Convertible Preferred Stock	(98)	-
Proceeds from short-term borrowings, net	1,330	-
Proceeds from Related Party Note	500	-
Repayment of short-term borrowings	(2,241)	-
Repayment of trade finance facility	(2,495)	-
Net cash used in financing activities	(466)	-
Effect of exchange rate changes on cash	(165)	(14)
Net change in cash	(4,523)	(3,958)
Cash and cash equivalents and restricted cash – beginning of the period	7,509	7,910
Cash and cash equivalents and restricted cash – end of the period	$2,986	$3,952
Supplemental disclosures of cash flow information:
Interest paid on borrowings and bank loans	$588	$-
Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$2,986	$1,102
Restricted cash	-	2,850
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$2,986	$3,952
Supplemental disclosure of non-cash investing and financing activities:
Recognition of debt discount on short-term borrowings	$658	$-
Fair value of shares issued in exchange for services to be received	$62	$-
Fair value of shares issued to extinguish Related Party Note	$508	$-
Recognition of operating lease right of use assets and lease obligations	$18	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three months ended June 30, 2025 and 2024

(Unless otherwise indicated, dollar amounts in thousands)

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2025, results of operations for the three months ended June 30, 2025 and 2024, consolidated statements of shareholders’ equity for the three months ended June 30, 2025 and 2024, and cash flows for the three months ended June 30, 2025 and 2024. The Company’s results for the three months ended June 30, 2025 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2025. The terms “fiscal 2026” and “fiscal 2025” refer to the Company’s fiscal year ending March 31, 2026 and fiscal year ended March 31, 2025, respectively.

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of Perfect Moment Ltd. and its wholly owned subsidiaries; Perfect Moment Asia Limited (“PMA”), Perfect Moment (UK) Limited (“PMUK”), Perfect Moment USA, Inc., (“PMUSA”) and Perfect Moment TM Sarl. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial information for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

Through June 30, 2025, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, a public offering during June 2025, and other sales of common stock; the sale of preferred stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $3,819 for the three months ended June 30, 2025 and used cash in operations of $3,892 during that period. As of June 30, 2025, the Company had an accumulated deficit of $68,735. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements were available to be issued. The Company’s ability to continue as a going concern is dependent upon management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company’s future capital requirements will depend on many factors, including production costs and planned growth. In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if working capital is insufficient to support its business needs. While there can be no assurances, the Company intends to raise such capital through additional short-term loan issuances, debt factoring, and additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended March 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments in applying the Company’s accounting policies that affect the reported amounts and disclosures made in the condensed consolidated financial statements and accompanying notes. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods and there are no known trends, commitments, events or uncertainties that management believe will materially affect the methodology or assumptions utilized in making these estimates and judgments in these condensed consolidated financial statements. Significant estimates inherent in the preparation of the condensed consolidated financial statements include reserves for uncollectible accounts receivables, realizability of inventory, sales reserves, useful lives and impairments of long-lived assets, realization of deferred tax assets and related uncertain tax positions, classification of convertible preferred stock, classification of warrants, and the valuation of stock-based compensation awards. Actual results may differ from these judgements and estimates under different assumptions or conditions and any such differences may be material.

Seasonality

The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its last three fiscal quarters, primarily driven by ski and outerwear sales being higher during the winter months and the Company’s customers concentrated in the northern hemisphere, and the lowest sales during its first fiscal quarter.

Revenue recognition

As of June 30, 2025 and March 31, 2025, the Company did not have any contract assets and had $807 and $264, deferred revenue on the accompanying consolidated balance sheets.

For the three months ended June 30, 2025 and 2024, revenue, net recognized from performance obligations related to prior periods was not material. Revenue, net expected to be recognized in any future period related to remaining performance obligations was not material.

Disaggregated revenue

The following table disaggregates the Company’s revenue, net by channel and geographic location:

	Three months ended	Three months ended
	June 30, 2025	June 30, 2024
Channel revenue, net
Wholesale revenues	$153	$52
Ecommerce revenues	978	922
Retail revenues	37	-
Partnership revenues	304	-
Total revenue, net	$1,472	$974

Geographic location revenue, net
Europe (excluding United Kingdom)	$381	$175
United States	544	367
United Kingdom	364	247
Rest of the world	183	185
Total revenue, net	$1,472	$974

Restricted cash

Restricted cash consists of cash deposits and certificate of deposits under the Company’s trade finance facility. Restricted cash is classified as current on the accompanying consolidated balance sheets as the trade finance facility can be due on demand.

Accounts receivable and allowance for credit losses

Accounts receivable primarily arise out of sales to customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and specific and financial stability of its customers, an allowance for credit losses is maintained in the consolidated balance sheet at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of March 31, 2025 and 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance. As of June 30, 2025 and March 31, 2025, the Company had $624 and $547, respectively, in allowances for credit losses.

Concentration of credit risk

Supplier

For the three months ended June 30, 2025 and 2024, the largest fabric supplier supplied 56% and 52%, respectively, of the fabric used to manufacture the Company’s products.

Customer

For the three months ended June 30, 2025, we had one individual customer that accounted for approximately 11% of total revenue, net. This customer individually did not comprise more than 10% of total accounts receivable as of June 30, 2025. For the three months ended June 30, 2024, no single customer accounted for more than 10% of total revenue.

As of June 30, 2025, no customers accounted for more than 10% of total accounts receivable. As of March 31, 2025, two customers accounted for approximately 27% of total accounts receivable.

Foreign currency

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Period end exchange rate:	June 30, 2025	March 31, 2025
GBP:USD	1.33393	1.29539
HKD:USD	0.12895	0.12856
CHF:USD	1.21531	1.13505
EUR:USD	1.13472	NA

	Three months ended	Three months ended
Average exchange rate:	June 30, 2025	June 30, 2024
GBP:USD	1.31364	1.27033
HKD:USD	0.12881	0.12803
CHF:USD	1.19999	1.11758
EUR:USD	1.12327	NA

Loss per share of common stock

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued using the treasury stock method. For diluted net loss per share, when the Company has a net loss, the weighted average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

For participating securities such as our preferred stock, basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No income was allocated to the participating securities for three months ended June 30, 2025 and 2024 as results of operations were a loss and basic and diluted weighted-average shares are the same in the loss per share calculation for both periods.

Potentially dilutive stock options and securities excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive are as follows:

	June 30, 2025	June 30, 2024
Options to acquire common stock	876,550	1,616,550
Restricted stock units to acquire common stock	600,000	225,000
Warrants to acquire common stock	623,376	66,700
Series AA convertible preferred stock	4,624,605	-
	6,724,531	1,908,250

Recently issued accounting pronouncements

ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date (“ASU 2025-01”) clarifies the effective date of ASU 2024-03 is for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and disclosures.

NOTE 3. INVENTORIES

The following table details the primary categories of inventories as of:

	June 30, 2025	March 31, 2025
Finished goods	$3,236	$3,354
Raw materials	800	807
Finished goods on consignment	280	363
Goods in transit	46	32
Total inventories	4,362	4,556
Inventory reserve	(2,975)	(2,989)
Total inventories, net	$1,387	$1,567

NOTE 4. PREPAID ASSETS AND OTHER CURRENT ASSETS

The following table details the primary categories of prepaid and other currents assets as of:

	June 30, 2025	March 31, 2025

Deposits and prepayments	$2,128	$1,621
Marketing services	441	578
Unbilled accounts receivable	-	147
Other receivables	366	466
Total prepaid and other current assets	$2,935	$2,812

NOTE 5. ACCRUED EXPENSES

The following table details the primary categories of accrued expenses as of:

	June 30, 2025	March 31, 2025

Accrued expenses	$11	$472
Accrued payroll and payroll taxes	2,133	1,207
Returns provision	20	594
Accrued import duties	232	228
Merchant credit	65	64
Indirect taxes	-	1,254
Severance	-	414
Total	$2,461	$4,233

NOTE 6. DEBT

Short-Term Borrowings

During the three months ended June 30, 2025, the Company entered into a business loan and security agreements (the “Q1 2026 Term Loan”) with the same lender as the Term Loans entered into during fiscal year 2025 for a short-term loan that matures 30-weeks from the date the amount is borrowed. No amount of repaid borrowings may be reborrowed. The Company borrowed a gross amount of $1,400, net of fees of $70 which was recorded as a debt discount and is being amortized over the term of the Q1 2026 Term Loan. The Q1 2026 Term Loan and the outstanding balance owed on the fiscal year 2025 Term Loans at March 31, 2025 are collectively referred to as the “Term Loans”.

During the three months ended June 30, 2025, the Company made total repayments of $2,241 on the Term Loans and amortized $825 of the debt discount to interest expense. As of June 30, 2025 and March 31, 2025, the Company had outstanding borrowings of $2,485 and $2,738, respectively, and an unamortized debt discount of $791 and $887, respectively, resulting in net balance of $1,694 and $1,851, respectively.

Related Party Note

During May 2025, the Company entered into a promissory note (the “Related Party Note”) with an entity controlled by the Chairman of the Company’s board of directors to borrow $500. The Related Party Note matures on December 31, 2025 and permits the Company to prepay the note in full without penalty at any time. If an Event of Default, as defined in the Related Party Note, occurs, the outstanding principal and accrued interest becomes due and payable immediately. Concurrently, with the closing of an offering in June 2025 (see Note 7), the Related Party Note and accrued unpaid interest of totaling $508 was extinguished through the issuance of 1,692,694 shares of the Company’s common stock at a per share price of $0.30. The issuance of shares was approved and determined to be on terms and conditions at arm’s length as the share price was the same price extended to third parties as part of a share offering that closed on the same day (see Note 7).

Trade Finance Facility

The Company repaid $2,495 on the trade finance facility in June 2025. During the three months ended June 30, 2025, there were letter of credits issued, and therefore, no outstanding letters of credits as of the period then ended.

NOTE 7. STOCKHOLDERS’ EQUITY

Shares and Warrants Issued as Part of the Offering

On June 30, 2025, the Company closed a public offering of 10,000,000 shares of its common stock at an offering price of $0.30 per share (the “Offering”), pursuant to its registration statement on Form S-3 (File No. 333-285612) for aggregate net proceeds of approximately $2,538, after deducting underwriting discounts and commissions and estimated offering expenses. There were $149 of offering expenses that were accrued for as of June 30, 2025 and included as a component of accrued expenses on the accompanying unaudited condensed consolidated balance sheets. The underwriters were also granted a 45-day option to purchase up to an additional 1,500,000 shares of common stock and/or pre-funded warrants to cover over-allotments, if any.

In connection with the Offering, the Company issued to the representative of the underwriters, warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.375 per share (the “June 2025 Warrant”). The June 2025 Warrant is exercisable beginning on the date of issuance and expires five years thereafter. The holder of the June 2025 Warrants shall not have the right to convert any portion of the June 2025 Warrant to the extent that after giving effect to such conversion the holder of the June 2025 Warrant, together with any affiliates, would beneficially own in excess of 4.99% (which may be increased to 9.99% at the holder’s sole discretion) of the number of common shares outstanding immediately after giving effect to such conversion. Any increase to the beneficial ownership limitation will not be effective until the 61st day after notice is received by the Company.

The June 2025 Warrant was determined to be an equity classified warrant and fair value was calculated as $74 using the Black-Scholes option-pricing model with the following assumptions: volatility of 60%, risk-free rate of 4.2%, annual dividend yield of 0.0% and expected life of five years.

Shares Issued for Services

During the three months ended June 30, 2025, the Company issued 100,000 shares of common stock to a vendor for services to be rendered with a fair value of $62, as determined by the closing price on the day of issuance. During the three months ended June 30, 2025, the Company amortized $199 of the value of the shares as the services were rendered and $441 of the remaining fair value of the shares was included as a prepaid asset as of June 30, 2025. As of March 31, 2025, $578 of the remaining fair value of the shares issued during the year ended March 31, 2025 was included as a prepaid asset.

Series AA Preferred Stock Dividends

Dividends on the Series AA Preferred Stock accrue daily and will be cumulative from the first day of the calendar month in which they are issued, and shall be payable monthly in arrears on the 30th day of each calendar month, at the rate of 12.0% per annum of its original issue price, which is the equivalent to $0.6961 per annum per share.

For the three months ended June 30, 2025, the Company recorded dividends on our Series AA Preferred Stock of approximately $159. As of June 30, 2025, we have unpaid dividends on our Series AA Preferred Stock of $61 recorded as a component of accrued expenses on the accompanying condensed consolidated balance sheets (see Note 5).

NOTE 8. STOCK-BASED COMPENSATION PLANS

Time-based RSUs

A summary of time-based RSU activity is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at March 31, 2025	600,000	$0.99
Granted	-	-
Vested/deemed vested	-	-
Forfeited	-	-
Non-vested at June 30, 2025	600,000	$0.99

The total stock compensation expense recognized related to vesting of time-based RSUs for the three months ended June 30, 2025 and 2024, was $36 and $76, respectively, and was recognized on the accompanying condensed consolidated statements of operations and comprehensive loss as a component of selling, general and administrative expenses. As of June 30, 2025, the total unrecognized stock-based compensation for time-based RSUs totaled $494 and are expected to be recognized over a weighted average period of 3.4 years.

Stock Options

A summary of option activity is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2025	1,006,550	2.42	2.85	178
Granted	-	-
Forfeited	(130,000)	2.40
Exercised	-	-
Outstanding at June 30, 2025	876,550	$2.42	2.58	$178
Vested and expected to vest at June 30, 2025	861,050	$2.33	6.61	$178
Exercisable at June 30, 2025	606,944	$2.20	5.72	$178

The total stock compensation expense recognized related to vesting of stock options for the three months ended June 30, 2025 and 2024 was $98 and $294, respectively, and was recognized on the accompanying condensed consolidated statements of operations and comprehensive loss as a component of selling, general and administrative expenses. As of June 30, 2025 the total unrecognized stock-based compensation for stock options was $874 and is expected to be recognized over a weighted average period of 2.6 years.

NOTE 9. WARRANTS

The following table summarize the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2025:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Underwriter Warrants	$7.50	66,700	3.9	$7.50
March 2025 Warrant	1.45	56,676	4.8	1.45
June 2025 Warrant	0.38	500,000	5.0	0.38
	$0.38 – 7.50	623,376	4.8	$1.24

A summary of warrant activity for the three months ended June 30, 2025 is presented below:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding at March 31, 2025	123,376	$6.65
Granted	500,000	0.38
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2025, all vested	623,376	$1.24

As of June 30, 2025, the intrinsic value of the outstanding warrants was $nil.

10. COMMITMENTS AND CONTINGENCIES

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

Legal proceeding – The Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.

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

Capital commitments – The Company had $5,385 purchase obligations as of June 30, 2025, related to purchase orders to factories for the manufacture of finished goods.

Vendor lien on inventory – Per the terms of one third-party service contract, a lien may be placed on the Company’s inventory if the Company fails to make a payment for services within 30 days from the date the third-party supplier notifies the Company of an outstanding payment. As of June 30, 2025 and March 31, 2025, a lien has not been placed on the Company’s inventory in connection with this contract.

Leases – In April 2025, a two-year lease renewal agreement was executed during April 2025 with fixed monthly payments of approximately $0.6. At inception, the Company recorded a right of use asset and operating lease liability of approximately $18.

NOTE 11. RELATED PARTY TRANSACTIONS

One director and one related party of the Company provided consulting and advisory services for the Company totaling $180 and $45 for the three months ended June 30, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. As of June 30, 2025 and March 31, 2025 there were no amounts owed to either director.

NOTE 12. SEGMENT REPORTING

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Revenue, net	$1,472	$974
Less:
Significant segment expenses
Cost of Revenue	583	618
Selling expense	389	428
General and administrative	2,693	2,499
Marketing and advertising	529	453
Non-cash compensation	333	370
Other segment items(1)	764	(6)
Net loss	$(3,819)	$(3,388)

(1)	Includes interest expense and foreign currency transactions (loss) gain.

See Note 2 for revenue by geographic location. Long-lived assets excluding other non-current assets, by geography are summarized as follows:

	June 30, 2025	March 31, 2025
United Kingdom	$372	$478
Hong Kong	52	49
Total long-lived assets	$424	$527

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below or within these condensed consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 21, 2025, the over-allotment option was partially exercised by the underwriters for an additional 313,128 shares of the Company’s common stock, generating net proceeds of approximately $87, after deducting underwriting discounts and commissions and estimated offering expenses.

On July 21, 2025, in connection with the underwriter’s exercise of the over-allotment option, the Company issued the representative of the underwriters from the Offering (see Note 7) a warrant to purchase up to 15,656 shares of the Company common stock at an exercise price of $0.38 (the “July 2025 Warrant”). The July 2025 Warrant is exercisable beginning on the date of issuance and expires five years thereafter.

The Company received $3,390,000 in funding from one of its principal stockholders (a related party) to support working capital needs.

The Company is formalizing the related agreement, which is expected to include an interest rate of 12.0% per annum and a maturity date of November 8, 2025.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except number of countries, style count and share and per share data)

Overview

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

We are focused on generating long-term, brand-right growth and improving profitability. During the three months ended June 30, 2025, we continued to scale our direct-to-consumer business, launched a new spring/summer capsule, and increased our annual style count from approximately 75 to over 200. We also implemented a tiered pricing architecture across key categories to support value perception and drive margin enhancement.

We intend to grow our business over time by expanding our digital and retail footprint, diversifying our product portfolio, enhancing international reach, and pursuing selective collaborations. Our marketing efforts—both brand-building and performance-driven—are designed to increase awareness, strengthen customer engagement, and support customer acquisition and retention.

Recent Developments

On July 21, 2025, the representative of the underwriters partially exercised the over-allotment option for an additional 313,128 shares of the Company’s common stock, generating net proceeds of approximately $87, after deducting underwriting discounts and commissions and estimated offering expenses.

On July 21, 2025, in connection with the underwriters’ exercise of the over-allotment option, the Company additionally issued the representative of the underwriters a warrant to purchase up to 15,656 shares of the Company common stock at an exercise price of $0.38 (the “July 2025 Warrant”). The July 2025 Warrant is exercisable beginning on the date of issuance and expires five years thereafter.

Comparability of Financial Information

Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of completing our IPO in February 2024 and becoming a public company.

Results of Operations

The following table sets forth our results of operations for the:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Change
Revenue, net	$1,472	$974	$498
Cost of goods sold	583	618	(35)
Gross profit	889	356	533
Gross margin(1)	60.3%	36.6%
Operating expenses:
Selling, general and administrative expenses	3,415	3,298	117
Marketing and advertising expenses	529	453	76
Total operating expenses	3,944	3,751	193
Loss from operations	(3,055)	(3,395)	340
Total other (expense) income, net	(764)	7	(771)
Net loss	$(3,819)	$(3,388)	$(431)
Other comprehensive losses
Foreign currency translation losses	(133)	(14)	(119)
Comprehensive loss	$(3,952)	$(3,402)	$(550)

(1)	Gross margin is defined as gross profit as a percentage of revenue, net

Non-GAAP Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under GAAP, the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company’s performance. We have included these non-GAAP financial measures in this Quarterly Report because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	Three months ended June 30, 2025	Three months ended June 30, 2024
Net loss, as reported	$(3,819)	$(3,388)
Adjustments:
Interest expense	779	5
Stock compensation expense	134	370
Amortization of stock-based services	199	-
Depreciation and amortization	131	106
Adjusted EBITDA	$(2,576)	$(2,907)

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

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations in that period. We present adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies; in evaluating potential acquisitions; in making compensation decisions; and in communications with our board of directors concerning our financial performance.

The $331 improvement in Adjusted EBITDA for the three months ended June 30, 2025 compared to the same period in 2024 was primarily driven by a $533 increase in gross profit, reflecting higher revenue and an increase in gross margin from 36.6% to 60.3%. The margin expansion was largely attributed to the contribution from our partnership revenue stream, which had not been in effect during the three months ended June 30, 2024, as well as improved channel and product mix.

Selling, general and administrative (SG&A) expenses increased $117 during the quarter, with key drivers including the $199 amortization of stock-based services, increased legal and professional fees in connection with public company fundraising efforts, higher payroll and related costs to support operational expansion, and incremental spending across key areas such as IT, insurance, travel, and retail operations. While these investments contributed to higher SG&A, they were necessary to support the Company’s transition and strategic objectives for growth. Additionally, a $76 increase in marketing and advertising expense, primarily from agency fees and promotional activities, further supported brand awareness and sales efforts.

The improvement in Adjusted EBITDA demonstrates operating leverage on higher revenue and margin despite ongoing investments in infrastructure and brand development.

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

Revenue

Total revenue for the three months ended June 30, 2025 was $1,472, compared to $974 for the same period in 2024, an increase of $498, or 51.1%. Growth was primarily driven by contributions from new revenue streams, including collaboration revenue. Wholesale and ecommerce channels also contributed modest growth year-over-year.

The year-over-year increase in revenue reflects the Company’s strategic efforts to diversify its sales channels and expand into new geographies while strengthening brand presence through collaborations and flagship retail exposure.

Cost of goods sold

Cost of goods sold for the three months ended June 30, 2025 was $583, compared to $618 for the same period in 2024, a decrease of $35, or 5.6%. The decrease was primarily driven by improved inventory efficiency and disciplined cost management. The Company continues to focus on optimizing its supply chain and sourcing practices to support long-term margin expansion.

Gross profit and gross margin

Gross profit for the three months ended June 30, 2025 was $889, compared to $356 for the same period in 2024, an increase of $533, or 149.7%. Gross margin improved to 60.3%, up from 36.6% in the prior-year period. This increase reflects the favorable impact of channel mix, particularly growth in higher-margin revenue streams, and the Company’s ongoing focus on disciplined pricing and supply chain reengineering. The margin expansion demonstrates progress toward achieving improved profitability while continuing to scale the business.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses for the three months ended June 30, 2025 were $3,415, compared to $3,298 for the same period in 2024, an increase of $117, or 3.5%. The increase reflects strategic investments to support the Company’s growth trajectory. Key contributors included amortization of stock-based services, professional fees related to fundraising activities, and higher payroll and personnel costs (due to timing). The Company also incurred targeted increases across areas such as technology, compliance, and insurance to support operations and future scalability. Importantly, SG&A expenses remained relatively flat as a percentage of revenue, highlighting enhanced operating leverage and improved cost discipline.

Marketing and advertising expense

Marketing and advertising expenses for the three months ended June 30, 2025 were $529, compared to $453 for the same period in 2024, an increase of $76, or 16.7%. The increase reflects the Company’s continued investment in brand visibility and customer engagement initiatives. Higher spend was primarily driven by increased agency support and event-based activations aimed at driving growth across both direct-to-consumer and wholesale channels. The Company remains focused on maintaining marketing efficiency while building global brand awareness and desire.

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

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $2,986, including an accumulated deficit of $68,735. Historically, we have generated negative cash flows from operations and have primarily financed our operations through sales of equity securities, issuance of debt instruments and working capital finance facilities.

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

As a result of the seasonality of our business, we typically draw down on our finance facilities during summer, fall and early winter to meet a large proportion of the cost of goods associated with the manufacture of our fall/winter collection. Finance and debt factoring facilities support our working capital cycle through to the late fall/winter season when wholesale receivables are paid and ecommerce revenues increase.

Our ability to fund inventory purchases, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive that the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections included in our annual report filed on Form 10-K titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

Cash Flow Activities

The following table shows summary cash flow information for the periods presented:

	Three months ended June 30, 2025	Three months ended June 30, 2024

Condensed consolidated statements of cash flow data:
Net cash used in operating activities	$(3,892)	$(3,880)
Net cash used in investing activities	-	(64)
Net cash used in financing activities	$(466)	$-

Cash Flows Used in Operating Activities

During the three months ended June 30, 2025, operating activities used $3,892 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $3,819, an adjustment to add back non-cash charges of $1,249 and a net cash outflow from changes in operating assets and liabilities of $1,322. Net cash used by changes in operating assets and liabilities during the three months ended June 30, 2025 consisted primarily of an outflow of cash from a decrease in accrued expenses of $1,824, a decrease in trade payables of $272, and an increase in prepaid and other current assets of $260, partially offset by an inflow of cash from an increase in deferred revenue of $542 and a decrease in inventory of $228.

During the three months ended June 30, 2024, operating activities used $3,880 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $3,388, an adjustment to add back non-cash charges of $398 and a net cash outflow from changes in operating assets and liabilities of $890. Net cash used by changes in operating assets and liabilities during the three months ended June 30, 2024 consisted primarily of an outflow of cash from a $1,645 increase in prepaid expenses and other current assets related to supplier deposits and a $857 decrease in accrued deferred revenue and an $375 decrease in inventories.

Cash Flows Used in Investing Activities

There was no cash used in investing activities for the three months ended June 30, 2025 as compared to the $64 that was used for the three months ended June 30, 2024 as we did not have requirement to purchase any property and equipment during the current period.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2025, financing activities used $466 in cash and cash equivalents, primarily attributed to $2,538 of net proceeds from the sale of our common stock, $1,330 of net proceeds from short term borrowings, and $500 of net proceeds related to the issuance of a note payable to a related party, offset by a $2,241 repayment of short term borrowings, $2,495 repayment of trade finance facilities, and $98 payment of dividends on our Series AA Convertible Preferred Stock.

There were no cash flows associated with financing activities during the three months ended June 30, 2024.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risk primarily include:

Interest rate risk

The fair value of our cash equivalents, held primarily in cash deposits, have not been significantly impacted by increases or decreases in interest rates to date, due to the short-term nature of these instruments. The interest expense associated with our letter of credit trade finance facility is composed of a fixed spread over HIBOR or SOFR. The interest rate associated with our short-term borrowings is a fixed rate also. We are exposed to interest rate risk where the interest expense associated with our financing arrangements is depending upon HIBOR or SOFR, a floating reference rate, or in the event that the fixed interest rate associated with our financing arrangements is increased upon roll-over of the financing arrangement at its contractual maturity. Fluctuations in interest rates have not been significant to date. We do not expect that interest rates will have a material impact on our results of operations, owing to the size and short-term nature of the floating rate financing arrangements.

Inflation risk

We are beginning to observe increases in our costs of goods sold, in particular, transportation costs. If these cost increases are sustained and we become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability to do so could harm our business, results of operations or financial condition.

Foreign exchange risk

To date, revenue has primarily been generated in U.S. dollar, U.K. pound sterling and euro. As a result, our revenue may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in U.K. pound sterling and euros relative to the U.S. dollar. Our foreign exchange risk is less pronounced for our cost of sales as our cost of goods sold is predominantly U.S. dollar denominated. Our selling, general and administrative expenses are primarily made up of U.S. dollar, Hong Kong dollar, U.K. pound sterling and euro amounts. Although a portion of our non-U.S. dollar costs offset non-U.S. dollar revenue, a currency mismatch arises as to the amount and timing of our different currency cash flows. To date, we have not hedged our foreign currency exposure. We will continue to monitor the impact of foreign exchange risk and review whether to implement a hedging strategy to minimize this risk in future accounting periods. Hedging strategies where implemented are unlikely to completely mitigate this risk. To the extent that foreign exchange risk is not hedged it may result in harm to our business, results of operations and financial condition.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” above.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 10, “Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described below and those described in “Part I, Item 1A. Risk Factors” in the Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in Part I, Item 1A of the Form 10-K for our fiscal year ended March 31, 2025.

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.

For three months ended June 30, 2025 and the years ended March 31, 2025 and 2024, our operating loss was $3.7 million, $15.9 million and $8.7 million, respectively. We intend to rely on debt and equity financing for working capital until positive cash flows from operations can be achieved, which may never occur. These matters raise substantial doubt about our ability to continue as a going concern. Based upon our current operating plan and assumptions, we expect that our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to fund our operations for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). However, our operating plan may change, and our assumptions may prove to be wrong, as a result of many factors currently unknown to us, and we could use our available capital resources sooner than we expect. We may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

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

During the three months ended June 30, 2025 and the year ended March 31, 2025, our largest single manufacturer, produced approximately 100% and 39% of our products, respectively, and substantially all of our products were manufactured in China. For the three months ended June 30, 2025 and the year ended March 31, 2025, the largest single supplier, produced approximately 56% and 46% of the fabric for our products, respectively. During the three months ended June 30, 2025 and the year ended March 31, 2025, approximately 3% and 37% of our fabrics originated from Japan, respectively, and 84% and 62% from China, respectively. We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps and drawcords from suppliers located predominantly in the Asia Pacific region.

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

We are exposed to risks with respect to our global operations.

We operate on a global scale and could be affected by currency and interest rate fluctuations; capital and exchange controls; local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets; expropriation and other restrictive government actions; changes in intellectual property; legal protections and remedies; trade regulations; tariffs; tax laws and regulations; and procedures and actions affecting approval, production, pricing, and marketing of our products, as well as impacts of political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and in the Middle East and their economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.

We continue to monitor the global trade environment and potential trade conflicts, sanctions and impediments that could impact our business. If trade restrictions or tariffs reduce global economic activity, potential impacts could include declining sales; increased costs; volatility in foreign exchange rates; delays or failures in the performance of customers, suppliers and other third parties on whom we may depend for the performance of our business; and the risk that our allowance for doubtful accounts may not be adequate. In addition, issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs, could have a material adverse effect on our business and earnings. The actual impact of the new tariffs on our business is subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs imposed by other countries.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6 - EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024
3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024
3.3	Certificate of Designations of 12.00% Series AA Convertible Preferred Stock.	8-K	001-41930	3.1	April 2, 2025
4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023
4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024
4.3	Form of Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.3	November 6, 2023
4.4	Form of Amendment No. 1 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.4	November 6, 2023
4.5	Form of Amendment No. 2 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.5	November 6, 2023
4.6	Form of Amendment No. 3 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.6	January 18, 2024
4.7	Form of Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.6	November 6, 2023
4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023
4.9	Form of Amendment No. 2 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.9	January 18, 2024
4.10	Form of Convertible Secured Note dated December 6, 2024	8-K	001-41930	10.2	December 12, 2024
4.11	Form of Placement Agent Warrant	8-K	001-41930	4.1	April 2, 2025
4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023
4.9	Representative’s Warrants	8-K	001-41930	4.1	June 30, 2025
10.1	Securities Purchase Agreement, dated June 30, 2025, between Perfect Moment and Joachim Gottschalk & Associates	8-K	001-41930	1.2	June 30, 2025

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFECT MOMENT LTD.

Date: August 14, 2025	By:	/s/ Jane Gottschalk
Jane Gottschalk
President (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

