Form 10-Q
period 2025-09-30
Perfect Moment Ltd.
filed 2025-11-13
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025 there were 35,221,933 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2025	March 31, 2025
	unaudited
Assets
Current assets:
Cash and cash equivalents	$393	$6,159
Restricted cash	-	1,350
Accounts receivable, net	4,762	886
Inventories, net	6,736	1,567
Prepaid and other current assets	2,473	2,812
Total current assets	14,364	12,774
Long term assets:
Operating lease right of use assets	31	44
Property and equipment, net	451	483
Other non-current assets	113	36
Total assets	$14,959	$13,337
Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	$4,245	$2,594
Accrued expenses	3,028	4,233
Trade finance facility	-	2,495
Short-term borrowings, net	602	1,851
Note payable - related party, current, net	3,283	-
Operating lease obligations	30	44
Deferred revenue	1,190	264
Total current liabilities	12,378	11,481
Long term liabilities:
Note payable - related party, long-term, net	1,600	-
Total liabilities	13,978	11,481
Shareholders’ equity:
Series AA convertible preferred stock, $0.0001 par value, 1,800,000 shares authorized; 924,921 shares issued and outstanding as of September 30, 2025 and March 31, 2025	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 35,221,933 and 19,291,000 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	3	2
Additional paid-in capital	71,620	66,793
Accumulated other comprehensive loss	(67)	(23)
Accumulated deficit	(70,575)	(64,916)
Total shareholders’ equity	981	1,856
Total Liabilities and Shareholders’ Equity	$14,959	$13,337

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024

Revenues, net:	$4,763	$3,833	$6,235	$4,808
Cost of sales	1,901	1,762	2,484	2,378
Gross profit	2,862	2,071	3,751	2,430
Operating expenses:
Selling, general and administrative expenses	3,637	3,923	7,052	7,223
Marketing and advertising expenses	362	705	891	1,158
Total operating expenses	3,999	4,628	7,943	8,381
Loss from operations	(1,137)	(2,557)	(4,192)	(5,951)
Interest expense	(728)	(188)	(1,508)	(194)
Foreign currency transaction gain	25	1	41	13
Total other expense, net	(703)	(187)	(1,467)	(181)
Net loss	$(1,840)	$(2,744)	$(5,659)	$(6,132)
Dividends on Series AA Convertible Preferred Stock	(161)	-	(320)	-
Net loss attributable to common shareholders, basic and diluted	$(2,001)	$(2,744)	$(5,979)	$(6,132)
Basic and diluted loss per share attributable to common shareholders	$(0.06)	$(0.17)	$(0.23)	$(0.39)
Basic and diluted weighted-average number of shares outstanding	32,764,333	15,781,264	26,111,143	15,717,356
Other comprehensive losses:
Net loss	$(1,840)	$(2,744)	$(5,659)	$(6,132)
Foreign currency translation gain (loss)	89	21	(44)	7
Comprehensive loss	$(1,751)	$(2,723)	$(5,703)	$(6,125)

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the three months ended September 30, 2025 and 2024

	Series AA Convertible Preferred Stock		Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - June 30, 2024	-	$-	15,653,449	$1	$57,194	$(99)	$(52,365)	$4,731
Stock compensation expense for employee vested options	-	-	-	-	215	-	-	215
Stock compensation expense for employee vested RSUs	-	-	29,199	-	127	-	-	127
Fair value of shares issued for services	-	-	280,241	-	329	-	-	329
Foreign currency translation adjustment	-	-	-	-	-	21	-	21
Net loss	-	-	-	-	-	-	(2,744)	(2,744)
Balance - September 30, 2024	-	$-	15,962,889	$1	$57,865	$(78)	$(55,109)	$2,679

Balance - June 30, 2025	924,921	$-	31,083,694	$3	$69,875	$(156)	$(68,735)	$987
Stock compensation expense for employee vested options	-	-	-	-	72	-	-	72
Stock compensation expense for employee vested RSUs	-	-	-	-	40	-	-	40
Cancellation of employee vested options	-	-	-	-	(23)	-	-	(23)
Fair value of RSUs issued to related party as a finance cost	-	-	652,253	-	305	-	-	305
Issuance of common stock from public offering	-	-	313,128	-	83	-	-	83
Issuance of common stock and warrants to related party under securities purchase agreement, net	-	-	3,172,858	-	1,429	-	-	1,429
Foreign currency translation adjustment	-	-	-	-	-	89	-	89
Dividends on Series AA Convertible Preferred Stock	-	-	-	-	(161)	-	-	(161)
Net loss	-	-	-	-	-	-	(1,840)	(1,840)
Balance - September 30, 2025	924,921	$-	35,221,933	$3	$71,620	$(67)	$(70,575)	$981

For the six months ended September 30, 2025 and 2024

	Series AA Convertible Preferred Stock		Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - March 31, 2024	-	$-	15,653,449	$1	$56,824	$(85)	$(48,977)	$7,763
Stock compensation expense for employee vested options	-	-	-	-	508	-	-	508
Stock compensation expense for employee vested RSUs	-	-	29,199	-	204	-	-	204
Fair value of shares issued for services	-	-	280,241	-	329	-	-	329
Foreign currency translation adjustment	-	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	-	(6,132)	(6,132)
Balance - September 30, 2024	-	$-	15,962,889	$1	$57,865	$(78)	$(55,109)	$2,679

Balance - March 31, 2025	924,921	$-	19,291,000	$2	$66,793	$(23)	$(64,916)	$1,856
Stock compensation expense for employee vested options	-	-	-	-	170	-	-	170
Stock compensation expense for employee vested RSUs	-	-	-	-	76	-	-	76
Cancellation of employee vested options	-	-	-	-	(23)	-	-	(23)
Fair value of shares issued for services	-	-	100,000	-	62	-	-	62
Fair value of RSUs issued to related party as a finance cost	-	-	652,253	-	305	-	-	305
Issuance of common stock upon extinguishment of Related Party Note	-	-	1,692,694	-	508	-	-	508
Sale of common stock from public offering	-	-	10,313,128	1	2,620	-	-	2,621
Issuance of common stock and warrants to related party under securities purchase agreement, net	-	-	3,172,858	-	1,429	-	-	1,429
Foreign currency translation adjustment	-	-	-	-	(44)	-	-	(44)
Dividends on Series AA Convertible Preferred Stock	-	-	-	-	(320)	-	-	(320)
Net loss	-	-	-	-	-	-	(5,659)	(5,659)
Balance - September 30, 2025	924,921	$-	35,221,933	$3	$71,620	$(67)	$(70,575)	$981

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended	Six months ended
	September 30, 2025	September 30, 2024
Operating activities:
Net loss	$(5,659)	$(6,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	217
Bad debt expense	65	30
Inventory reserve	239	(290)
Stock based compensation	246	712
Amortization of stock-based marketing services shares issued for services	339	111
Amortization of debt finance costs	1,391	181
Effect of changes in assets and liabilities:
Accounts receivable, net	(3,888)	(1,435)
Inventories, net	(5,339)	(2,811)
Prepaid and other current assets	55	(1,425)
Operating lease right of use assets	33	46
Other non-current assets	(84)	-
Operating lease obligations	(32)	(46)
Trade payables	1,633	2,559
Accrued expenses	(1,248)	(359)
Deferred revenue	912	908
Net cash used in operating activities	(11,138)	(7,734)
Investing activities:
Purchases of property and equipment	(169)	(102)
Net cash used in investing activities	(169)	(102)
Financing activities:
Proceeds from public offering, net	2,621	-
Proceeds from securities purchase agreement, net from related party	1,429	-
Proceeds from short-term borrowings, net	1,330	2,000
Repayment of short-term borrowings	(3,871)	(399)
Proceeds from trade finance facilities, net	-	906
Repayment of trade finance facility	(2,495)	-
Proceeds from notes payable – related party	5,590	-
Payment of dividend on Series AA Convertible Preferred Stock	(266)	-
Net cash provided by financing activities	4,338	2,507
Effect of exchange rate changes on cash	(147)	(31)
Net change in cash	(7,116)	(5,360)
Cash and cash equivalents and restricted cash – beginning of the period	7,509	7,910
Cash and cash equivalents and restricted cash – end of the period	$393	$2,550
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$3,651	$399
Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$393	$725
Restricted cash	-	1,825
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$393	$2,550
Supplemental disclosure of non-cash investing and financing activities:
Recognition of debt discount on short-term borrowings	$658	$992
Fair value of shares issued to extinguish a note payable – related party	$508	$-
Fair value of RSUs issued as a finance cost on notes payable – related party	$305	$-
Fair value of shares issued in exchange for services to be received	$62	$-
Cancellation of employee vested options	$23	$-
Recognition of operating lease right of use asset and lease obligation	$18	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2025 and 2024

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2025, results of operations for the three and six months ended September 30, 2025 and 2024, consolidated statements of shareholders’ equity for the three and six months ended September 30, 2025 and 2024, and cash flows for the three and six months ended September 30, 2025 and 2024. The Company’s results for the three and six months ended September 30, 2025 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2025. The terms “fiscal 2026” and “fiscal 2025” refer to the Company’s fiscal year ending March 31, 2026 and fiscal year ended March 31, 2025, respectively.

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of Perfect Moment Ltd. and its wholly owned subsidiaries; Perfect Moment Asia Limited (“PMA”), Perfect Moment (UK) Limited (“PMUK”), Perfect Moment USA, Inc., (“PMUSA”) and Perfect Moment International AG (“PMCH”). These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial information for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

Through September 30, 2025, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, a public offering during September 2025, and other sales of common stock; the sale of preferred stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $5,659 for the six months ended September 30, 2025 and used cash in operations of $11,138 during that period. As of September 30, 2025, the Company had an accumulated deficit of $70,575. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements were available to be issued. The Company’s ability to continue as a going concern is dependent upon management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Revenue recognition

As of September 30, 2025 and March 31, 2025, the Company did not have any contract assets and had $1,190 and $264, respectively, of deferred revenue on the accompanying consolidated balance sheets.

For the three and six months ended September 30, 2025 and 2024, revenue, net recognized from performance obligations related to prior periods was not material. Revenue, net expected to be recognized in any future period related to remaining performance obligations was not material.

Disaggregated revenue

The following table disaggregates the Company’s revenue, net by channel and geographic location:

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Channel revenue, net
Wholesale revenues	$4,299	$2,678	$4,452	$2,731
Ecommerce revenues	336	1,155	1,596	2,077
Retail revenues	13	-	51	-
Partnership revenues	115	-	136	-
Total	$4,763	$3,833	$6,235	$4,808

Geographic location revenue, net
Europe (excluding United Kingdom)	$1,526	$1,948	$1,906	$2,124
United States	2,402	958	2,947	1,325
United Kingdom	790	691	1,154	938
Rest of the world	45	236	228	421
Total revenue, net	$4,763	$3,833	$6,235	$4,808

Restricted cash

Restricted cash consists of cash deposits and certificate of deposits under the Company’s trade finance facility. Restricted cash is classified as current on the accompanying consolidated balance sheets as the trade finance facility can be due on demand.

Accounts receivable and allowance for credit losses

Accounts receivable primarily arise out of sales to customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and specific and financial stability of its customers, an allowance for credit losses is maintained in the consolidated balance sheet at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of September 30, 2025 and 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance. As of September 30, 2025 and March 31, 2025, the Company had $560 and $547, respectively, in allowances for credit losses.

Concentration of credit risk

Supplier

For the three and six months ended September 30, 2025, the largest single supplier of manufactured goods produced  43% of the Company’s products and for the same periods in 2024, produced 45% of the Company’s products.

For the three and six months ended September 30, 2025, the largest single fabric supplier supplied Nil and 56%, respectively, of the fabric used to manufacture the Company’s products, and for the same periods in 2024, supplied 44% and 46%, respectively, of the fabric used to manufacture the Company’s products.

Customer

For the three months ended September 30, 2025, we had one major customer, which accounted for approximately 16% of total revenue. For the six months ended September 30, 2025, we had one major customer, which accounted for approximately 12% of total revenue.

For the three months ended September 30, 2024, we had one major customer, which accounted for approximately 15% of total revenue. For the six months ended September 30, 2024, we had two major customers, which accounted for approximately 23% of total revenue.

As of September 30, 2025, one customer accounted for approximately 19% of total accounts receivable. As of March 31, 2025, two customers accounted for approximately 27% of total accounts receivable.

Foreign currency

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Period end exchange rate:	September 30, 2025	March 31, 2025
GBP:USD	1.34420	1.29539
HKD:USD	0.12852	0.12856
CHF:USD	1.25508	1.13505
EUR:USD	1.17331	NA

	Three months ended	Three months ended
Average exchange rate:	September 30, 2025	September 30, 2024
GBP:USD	1.34819	1.30047
HKD:USD	0.12787	0.12822
CHF:USD	1.24973	1.15520
EUR:USD	1.16900	NA

	Six months ended	Six months ended
Average exchange rate:	September 30, 2025	September 30, 2024
GBP:USD	1.34165	1.28116
HKD:USD	0.12800	0.12807
CHF:USD	1.23056	1.13043
EUR:USD	1.15183	NA

Loss per share of common stock

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued using the treasury stock method. For diluted net loss per share, when the Company has a net loss, the weighted average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

For participating securities such as our preferred stock, basic and diluted net loss per share attributable to common shareholders is presented in conformity with the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No income was allocated to the participating securities for the three and six months ended September 30, 2025 and 2024 as results of operations were a loss and basic and diluted weighted-average shares are the same in the loss per share calculation for both periods.

Potentially dilutive stock options and securities excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive are as follows:

	September 30, 2025	September 30, 2024
Options to acquire common stock	708,150	1,796,550
Restricted stock units to acquire common stock	1,800,000	225,000
Warrants to acquire common stock	3,843,940	66,700
Series AA convertible preferred stock	4,624,605	-
	10,976,695	2,008,250

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

NOTE 3. INVENTORIES

The following table details the primary categories of inventories as of:

	September 30, 2025	March 31, 2025
Finished goods	$8,345	$3,354
Raw materials	830	807
Finished goods on consignment	203	363
Goods in transit	252	32
Total inventories	9,630	4,556
Inventory reserve	(2,894)	(2,989)
Total inventories, net	$6,736	$1,567

NOTE 4. PREPAID AND OTHER CURRENT ASSETS

The following table details the primary categories of prepaid and other currents assets as of:

	September 30, 2025	March 31, 2025

Deposits and prepayments	$1,253	$1,621
Prepaid import duties	563	-
Marketing services	301	578
Other receivables	352	466
Unbilled accounts receivable	4	147
Total prepaid and other current assets	$2,473	$2,812

NOTE 5. ACCRUED EXPENSES

The following table details the primary categories of accrued expenses as of:

	September 30, 2025	March 31, 2025

Accrued expenses	$1,720	$472
Accrued import duties	594	228
Indirect taxes	452	1,254
Accrued payroll and payroll taxes	101	1,207
Accrued Series AA Preferred Stock dividends	54	-
Returns provision	42	594
Severance	-	414
Merchant credit	65	64
Total	$3,028	$4,233

NOTE 6. DEBT

Short-Term Borrowings

During the six months ended September 30, 2025, the Company entered into business loan and security agreements (the “2026 Term Loans”) with the same lender as the Term Loans entered into during fiscal year 2025 for short-term loans that mature 30-weeks from the date of a borrowing. No amount of repaid borrowings may be reborrowed. The Company borrowed a gross amount of $1,988, net of fees of $658 which was recorded as a debt discount and is being amortized over the term of the 2026 Term Loans. The 2026 Term Loans and the outstanding balance owed on the fiscal year 2025 Term Loans at March 31, 2025 are collectively referred to as the “Term Loans”.

During the six months ended September 30, 2025 and 2024, the Company made total repayments on the Term Loans of $3,871 and $399, respectively. During the three and six months ended September 30, 2025, the Company amortized $538 and $1,293, respectively, of the debt discount to interest expense. During the three and six months ended September 30, 2024, the Company amortized $181 of the debt discount to interest expense. As of September 30, 2025 and March 31, 2025, the Company had outstanding borrowings of $854 and $2,738, respectively, and an unamortized debt discount of $252 and $887, respectively, resulting in a net balance of $602 and $1,851, respectively.

Related Party Notes

During May 2025, the Company entered into a promissory note (the “May 2025 Related Party Note”) with an entity controlled by the Chairman of the Company’s board of directors to borrow $500. The May 2025 Related Party Note matures on December 31, 2025 and permits the Company to prepay the note in full without penalty at any time. If an Event of Default, as defined in the May 2025 Related Party Note, occurs, the outstanding principal and accrued interest becomes due and payable immediately. Concurrently, with the closing of an offering in September 2025 (see Note 7), the May 2025 Related Party Note and accrued unpaid interest totaling $508 was extinguished through the issuance of 1,692,694 shares of the Company’s common stock at a per share price of $0.30. The issuance of shares was approved and determined to be on terms and conditions at arm’s length as the share price was the same price extended to third parties as part of a share offering that closed on the same day (see Note 7).

During August 2025, the Company received $3,390 from one of its principal shareholders (a related party) in exchange for an unsecured promissory note that matured on November 8, 2025 (the “First August 2025 Related Party Note”; subsequently amended to March 2026 (see Note 13), and $1,700 from two of its principal shareholders (related parties) in exchange for an unsecured promissory note that matures on August 18, 2030 (the “Second August 2025 Related Party Note”, collectively with the First August 2025 Related Party Note, the “August 2025 Related Party Notes”).

In consideration for providing the August 2025 Related Party Notes, the Company issued the principal shareholder 652,253 restricted stock units of the Company’s common stock, with 521,802 restricted stock units vesting immediately and 130,451 restricted stock units vesting over the term of the August 2025 Related Party Notes. The fair value of the restricted stock units was $305, as determined by the average closing price of the Company’s common stock for the five trading days immediately preceding the issuance of the August 2025 Related Party Notes, and was recorded as a debt discount and is being amortized over the terms of the August 2025 Related Party Notes.

The August 2025 Related Party Notes permit the Company to prepay the note in full without penalty at any time. If an Event of Default, as defined in the August 2025 Related Party Notes, occurs, the outstanding principal and accrued interest becomes due and payable immediately. If the Company prepays the notes, the unvested restricted stock units would vest proportionately with the amount of the prepayment.

During the three and six months ended September 30, 2025, the Company amortized $98 of the debt discount to interest expense. As of September 30, 2025, the Company has outstanding borrowings of $5,090 and an unamortized discount of $207 resulting in a net balance of $4,883, of which $3,283 is current.

Trade Finance Facility

The Company repaid $2,495 on the trade finance facility in June 2025, and the facility was terminated in August 2025.

NOTE 7. SHAREHOLDERS’ EQUITY

Sale of Common Stock

Public Offering: On June 30, 2025, the Company closed a public offering of 10,000,000 shares of its common stock at an offering price of $0.30 per share (the “Offering”), pursuant to its registration statement on Form S-3 (File No. 333-285612) for aggregate net proceeds of approximately $2,538, after deducting underwriting discounts and commissions and estimated offering expenses. The underwriters were also granted a 45-day option to purchase up to an additional 1,500,000 shares of common stock and/or pre-funded warrants to cover over-allotments, if any. On July 21, 2025, the over-allotment option was partially exercised by the underwriters for an additional 313,128 shares of the Company’s common stock, generating net proceeds of approximately $83, after deducting underwriting discounts and commissions and estimated offering expenses.

In connection with the Offering, the Company issued to the representative of the underwriters, warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.375 per share (the “June 2025 Warrant”). The June 2025 Warrant is exercisable beginning on the date of issuance and expires five years thereafter.

The June 2025 Warrant was determined to be an equity classified warrant and fair value was calculated as $5 using the Black-Scholes option-pricing model with the following assumptions: volatility of 60%, risk-free rate of 4.2%, annual dividend yield of 0.0% and expected life of five years.

In connection with the underwriter’s exercise of the over-allotment option, the Company issued the representative of the underwriters from the Offering a warrant to purchase up to 15,656 shares of the Company common stock at an exercise price of $0.375 (the “July 2025 Warrant”). The July 2025 Warrant is exercisable beginning on the date of issuance and expires five years thereafter.

The July 2025 Warrant was determined to be an equity classified warrant and fair value was calculated as $74 using the Black-Scholes option-pricing model with the following assumptions: volatility of 113%, risk-free rate of 4.2%, annual dividend yield of 0.0% and expected life of five years.

The holder of the June 2025 Warrants and July 2025 Warrants shall not have the right to convert any portion of the respective warrants to the extent that after giving effect to such conversion the holder of the respective warrants, together with any affiliates, would beneficially own in excess of 4.99% (which may be increased to 9.99% at the holder’s sole discretion) of the number of common shares outstanding immediately after giving effect to such conversion. Any increase to the beneficial ownership limitation will not be effective until the 61st day after notice is received by the Company.

Securities Purchase Agreement: On August 27, 2025, the Company entered into a securities purchase agreement (the “August SPA”) to issue and sell 3,172,858 shares of its common stock at a per share price of $0.46822, which represents the average closing price of the Company’s common stock for the five trading days immediately preceding the sale, and a warrant to purchase up to 3,204,908 shares of its common stock at an exercise price of $0.46822 per share (the “August 2025 Warrant”) for aggregate net proceeds of approximately $1,429, after deducting direct offering expenses. The August 2025 Warrant is exercisable beginning on the date of issuance and expires three years thereafter. The August 2025 Warrant can be exercised on a cashless basis if the shares underlying the August 2025 Warrant are not registered at the time it is exercised.

The August 2025 Warrant was determined to be an equity classified warrant and fair value was calculated as $1,125 using the Black-Scholes option-pricing model with the following assumptions: volatility of 113%, risk-free rate of 4.2%, annual dividend yield of 0.0% and expected life of three years.

The holder of the August 2025 Warrants shall not have the right to convert any portion of the respective warrants to the extent that after giving effect to such conversion the holder of the respective warrants, together with any affiliates, would beneficially own in excess of 9.99% (which may be increased to 19.99% at the holder’s sole discretion) of the number of common shares outstanding immediately after giving effect to such conversion. Any increase to the beneficial ownership limitation will not be effective until the 61st day after notice is received by the Company.

Beginning in August 2026, the Company may, at its sole discretion, require the holder of the August 2025 Warrant to exercise the warrant in full on a specified date (the “Mandatory Exercise Date”), provided that, prior to and as of the Mandatory Exercise Date (a) the closing price of the Company’s common stock has exceeded the exercise price of the August 2025 Warrant during any consecutive five trading days within a fifteen trading-day period at least once and (b) the Company has an effective registration statement registering the resale of both the August 2025 Warrant and the shares issuable upon exercise of the August 2025 Warrant. On the Mandatory Exercise Date, the beneficial ownership limitation will be automatically increased to 19.99%. If the holder of the August 2025 Warrant does not pay the amount due in cash within thirty days of the Mandatory Exercise Date, then the Company may effect, in its discretion, either (i) a cashless exercise of the August 2025 Warrants or (ii) a redemption and subsequent cancellation of the August 2025 Warrant, in exchange for $0.001 per warrant.

Shares Issued for Services

The Company, from time to time, issues shares of its common stock for marketing and other services. The fair value of the shares is initially capitalized as a prepaid service cost and amortized over the service period. As of March 31, 2025, the unamortized service costs were $578. During the six months ended September 30, 2025, the Company issued 100,000 shares of common stock to a vendor for services to be rendered with a fair value of $62 as determined by the closing price on the day of issuance. During the six months ended September 30, 2025 and 2024, the Company amortized $339 and $111, respectively, of the value of the shares as the services were rendered. As of September 30, 2025, the unamortized service cost was $301 and was included as a component of prepaid and other current assets (see Note 4).

Series AA Preferred Stock Dividends

Dividends on the Series AA Preferred Stock accrue daily and will be cumulative from the first day of the calendar month in which they are issued, and shall be payable monthly in arrears on the 30th day of each calendar month, at the rate of 12.0% per annum of its original issue price, which is the equivalent to $0.6961 per annum per share.

For the three and six months ended September 30, 2025, the Company recorded dividends on our Series AA Preferred Stock of approximately $161 and $320, respectively. As of September 30, 2025, we have unpaid dividends on our Series AA Preferred Stock of $54 recorded as a component of accrued expenses on the accompanying condensed consolidated balance sheets (see Note 5).

NOTE 8. STOCK-BASED COMPENSATION PLANS

Time-based RSUs

A summary of time-based RSU activity is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at March 31, 2025	600,000	$0.99
Granted	1,200,000	0.48
Vested/deemed vested	-	-
Forfeited	-	-
Non-vested at September 30, 2025	1,800,000	$0.77

The total stock compensation expense related to vesting of time-based RSUs for the three months ended September 30, 2025 and 2024, was $40 and $127, respectively, and for the six months ended September 30, 2025 and 2024, was $76 and $204, respectively, was recognized on the accompanying condensed consolidated statements of operations and comprehensive loss as a component of selling, general and administrative expenses. As of September 30, 2025, the total unrecognized stock-based compensation for time-based RSUs totaled $1,032 and was expected to be recognized over a weighted average period of 3.6 years.

Stock Options

A summary of option activity is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2025	1,006,550	$2.42	2.85	$178
Granted	40,000	-
Forfeited	(130,000)	2.40
Cancelled	(208,400)	4.10
Exercised	-	-
Outstanding at September 30, 2025	708,150	$2.34	2.58	$70
Vested and expected to vest at September 30, 2025	623,455	$2.76	5.31	$70
Exercisable at September 30, 2025	457,289	$2.99	3.93	$70

During August 2025, the Company re-purchased 208,400 stock options from certain directors and officers at fair value as determined by the closing price on the day of re-purchase, for cash consideration of $60. The re-purchase provided for $37 in excess fair value of the cash consideration over the fair value of the initial options, which was recognized as compensation expense and was included as a component of selling, general and administrative expenses for the three and six months ended September 30, 2025.

The total stock compensation expense recognized related to vesting of stock options for the three months ended September 30, 2025 and 2024 was $72 and $215, respectively and for the six months ended September 30, 2025 and 2024 was $170 and $508, respectively, and was recognized on the accompanying condensed consolidated statements of operations and comprehensive loss as a component of selling, general and administrative expenses. As of September 30, 2025 the total unrecognized stock-based compensation for stock options was $890 and is expected to be recognized over a weighted average period of 2.6 years.

NOTE 9. WARRANTS

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2025:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Underwriter Warrants	$7.50	66,700	3.4	$7.50
March 2025 Warrant	1.45	56,676	4.5	1.45
June 2025 Warrant	0.38	500,000	4.8	0.38
July 2025 Warrant	0.38	15,656	4.9	0.38
August 2025 Warrant	0.47	3,204,908	2.9	0.46
	$0.38 – 7.50	3,843,940	3.2	$0.59

A summary of warrant activity for the six months ended September 30, 2025 is presented below:

		Weighted-
		Average
		Exercise
	Warrants	Price

Outstanding at March 31, 2025	123,376	$6.65
Granted	3,720,564	0.46
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2025, all vested	3,843,940	$0.59

As of September 30, 2025, the intrinsic value of the outstanding warrants was $34.

10. COMMITMENTS AND CONTINGENCIES

Notice from NYSE – On December 17, 2024 the Company received a notification from the NYSE American LLC (the “NYSE”) stating that the Company is not in compliance with the minimum shareholders’ equity requirements of Sections 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”) requiring shareholders’ equity of $4,000 or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. As of September 30, 2025, the Company had shareholders’ equity of approximately $981 and had losses in its three most recent fiscal years ended March 31, 2025.

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

Legal proceedings – The Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.

On May 14, 2025, we were named as a defendant in a lawsuit filed in the Superior Court of the State of California in and for the County of Los Angeles Central Judicial District by Amanda Archer and Archer Bytes LLC, a former public relations consultant for the Company. The complaint alleges breach of contract, and other claims and seeks specific damages of $600,000 and unspecified punitive damages. We believe the claims are entirely without merit and we continue to vigorously defend the matter.

On October 6, 2025, the Company received notice that its former Chief Executive Officer of the Company, Mark Buckley, filed Grounds of Complaint with the UK Employment Tribunal against the Company alleging, among other things, unfair dismissal from his position. The Company filed its Grounds of Resistance to Mr. Buckley’s claims on October 30, 2025. The Company strongly believes in its defense to Mr. Buckley’s claims and also has strong counterclaims to bring against Mr. Buckley because of his actions and conduct while serving as the Company’s CEO. The Company intends to continue vigorously defending the matter. The Company’s attempts to resolve the dispute will continue in parallel with the ongoing litigation.

Capital commitments – The Company had $2,176 purchase obligations as of September 30, 2025, related to purchase orders to factories for the manufacture of finished goods.

Vendor lien on inventory – Per the terms of one third-party service contract, a lien may be placed on the Company’s inventory if the Company fails to make a payment for services within 30 days from the date the third-party supplier notifies the Company of an outstanding payment. As of September 30, 2025 and March 31, 2025, a lien has not been placed on the Company’s inventory in connection with this contract.

Leases – In April 2025, a two-year lease renewal agreement was executed during April 2025 with fixed monthly payments of approximately $0.6. At inception, the Company recorded a right of use asset and operating lease liability of approximately $18. In October 2025, the Company notified its landlord of its intent to terminate this lease in January 2026.

NOTE 11. RELATED PARTY TRANSACTIONS

Consulting and Advisory Services

One director and one related party of the Company provided consulting and advisory services for the Company totaling $191 and $47 for the three months ended September 30, 2025 and 2024, respectively, and totaling $371 and $93 for the six months ended September 30, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. As of September 30, 2025 and March 31, 2025 there were no amounts owed to either the director or the related party.

NOTE 12. SEGMENT REPORTING

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability:

	Three months ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Revenues, net	$4,763	$3,833	$6,235	$4,808
Less: significant segment expenses:
Cost of sales	1,901	1,762	2,484	2,378
Selling expense	818	762	1,209	1,191
General and administrative	2,567	2,708	5,258	5,210
Marketing and advertising	362	705	891	1,158
Non-cash compensation	252	452	858	823
Other segment items(1)	703	187	1,467	181
Net loss	$(1,840)	$(2,744)	$(5,659)	$(6,132)

(1)	Includes interest expense and foreign currency transactions (loss) gain.

See Note 2 for revenue by geographic location. Long-lived assets excluding other non-current assets, by geography are summarized as follows:

	September 30, 2025	March 31, 2025
United Kingdom	$458	$478
Hong Kong	24	49
Total long-lived assets	$482	$527

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

Equity Line of Credit (“ELOC”)

On October 7, 2025, the Company entered into an equity purchase agreement (the “ELOC”), whereby the Company has the right, but not the obligation, to direct an investor to purchase up to $25,000 of the Company’s common stock (the “Put Shares”), where the Company directs the investor to purchase Put Shares in increments between $5 and the lesser of (a) $500 or (b) 20.0% of the Average Daily Trading Value (as defined in the ELOC), on the terms and conditions set forth in the ELOC. The purchase price of the Put Shares will be the lesser of (i) 97.0% of the Market Price (as defined in the ELOC) or (ii) 102.0% of the Market Alternative Price (as defined in the ELOC). If the Company’s principal market is any tier of the OTC Markets on the date the investor receives the Company’s directive, the purchase price of the Put Shares will be the lesser of (i) 85.0% of the Market Price or (ii) 85.0% of the Market Alternative Price. The number of Put Shares to be purchased by the investor is subject to a beneficial ownership limitation of 4.99%.

The ELOC will not be effective until it is first approved by the Company’s shareholders and then approved by the Company’s board of directors. Once the ELOC is effective, the Company will issue the investor shares of the Company’s common stock (the “Commitment Shares”) that is determined by dividing 187,000 by the lesser of (i) the closing price of the Company’s common stock on the Trading Day (as defined in the ELOC) immediately preceding date the ELOC is approved by Company’s board of directors, or (ii) average of the five (5) closing prices of the Company’s common stock during the five Trading Days immediately preceding the date the ELOC is approved by Company’s board of directors. As of the date these condensed consolidated financial statements were issued, the approvals were not yet received.

In connection with the ELOC, the Company entered into a registration rights agreement (the “ELOC RRA”) whereby the Company will file a registration statement covering the maximum number of registerable securities (as defined in the ELOC RRA) within forty-five calendar days from the date the ELOC is approved by the Company’s board of directors.

The ELOC will end on the earlier of (i) the date the investor purchased $25,000 of Put Shares, (ii) October 7, 2027, (iii) the date of written notice of termination by the Company to the investor (per the terms and conditions set forth in the ELOC), (iv) the ELOC RRA is no longer effective after the initial effective date of the ELOC RRA, or (v) voluntary on involuntary bankruptcy proceedings commence.

First August 2025 Related Party Note Amendment

During October 2025, the Company amended the First August 2025 Related Party Note extending the maturity date from November 8, 2025 to March 9, 2026.

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

We are focused on generating long-term, brand-right growth and improving profitability. During the six months ended September 30, 2025, we continued to scale our direct-to-consumer business, launched a new spring/summer capsule, opened a new European distribution hub in the Netherlands as part our global logistics transformation, and increased our annual style count from approximately 75 to over 200. We also implemented a tiered pricing architecture across key categories to support value perception and drive margin enhancement.

We intend to grow our business over time by expanding our digital and retail footprint, diversifying our product portfolio, enhancing international reach, and pursuing selective collaborations. Our marketing efforts—both brand-building and performance-driven—are designed to increase awareness, strengthen customer engagement, and support customer acquisition and retention.

Recent Developments

During October 2025, we entered into an equity purchase agreement (the “ELOC”), whereby we have the right, but not the obligation, to direct an investor to purchase up to $25,000 of our common stock (the “Put Shares”). The ELOC will not become effective until it has received approval from our shareholders and our board of directors.

During October 2025, we amended the First August 2025 Related Party Note extending the maturity date from November 8, 2025 to March 9, 2026.

Comparability of Financial Information

Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of completing our IPO in February 2024 and becoming a public company.

Results of Operations

The following tables set forth our results of operations for the:

	Three months ended September 30, 2025	Three months ended September 30, 2024	Change
Revenue, net	$4,763	$3,833	$930
Cost of goods sold	1,901	1,762	139
Gross profit	2,862	2,071	791
Gross margin(1)	60.1%	54.0%
Operating expenses:
Selling, general and administrative expenses	3,637	3,923	(286)
Marketing and advertising expenses	362	705	(343)
Total operating expenses	3,999	4,628	(629)
Loss from operations	(1,137)	(2,557)	1,420
Total other (expense) income, net	(703)	(187)	(540)
Net loss	$(1,840)	$(2,744)	$884
Other comprehensive losses
Foreign currency translation losses	89	21	68
Comprehensive loss	$(1.751)	$(2,723)	$952

	Six months ended September 30, 2025	Six months ended September 30, 2024	Change
Revenue, net	$6,235	$4,808	$1,427
Cost of goods sold	2,484	2,378	106
Gross profit	3,751	2,430	1,321
Gross margin(1)	60.2%	50.5%
Operating expenses:
Selling, general and administrative expenses	7,052	7,223	(171)
Marketing and advertising expenses	891	1,158	(267)
Total operating expenses	7,943	8,381	(438)
Loss from operations	(4,192)	(5,951)	1,759
Total other (expense) income, net	(1,467)	(181)	(1,286)
Net loss	$(5,659)	$(6,132)	$473
Other comprehensive losses
Foreign currency translation losses	(44)	7	(51)
Comprehensive loss	$(5,703)	$(6,125)	$422

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

Adjusted EBITDA

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024

Net loss, as reported	$(1,840)	$(2,744)	$(5,659)	$(6,132)

Adjustments:
Interest expense	728	188	1,508	194
Stock compensation expense	112	342	246	712
Amortization of stock-based marketing services	140	111	339	111
Depreciation and amortization	68	106	199	217
Total EBITDA adjustments	1,048	747	2,292	1,234
Adjusted EBITDA	$(792)	$(1,997)	$(3,367)	$(4,898)

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

The $1,205 improvement in adjusted EBITDA for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a $791 increase in gross profit, reflecting higher revenue and an increase in gross margin from 54.0% to 60.1%. The margin expansion was largely attributable to the contribution from the partnership revenue stream, which was not in effect during the three months ended June 30, 2024, as well as a more favorable channel and product mix. In addition, continued improvements in the Company’s logistics and supply chain operations, including enhanced warehouse efficiency and optimized shipping routes, contributed to lower fulfillment costs and supported further gross margin improvement.

Selling, general and administrative (SG&A) expenses decreased by $286 during the quarter compared to the prior-year period, reflecting continued cost discipline and reduced discretionary spending across most categories. The decrease was primarily driven by a reduction in stock-based compensation expense following the restructuring of the Company’s employee equity compensation program and the redundancy plan implemented in the fourth quarter of the prior fiscal year. Partially offsetting these savings were higher legal and professional fees associated with ongoing public company compliance and fundraising activities, as well as costs to support operational expansion. The Company also incurred incremental spending across key functional areas including information technology, insurance, travel, and retail operations, which were necessary to support its transition and long-term growth initiatives.

Additionally, a $343 decrease in marketing and advertising expense, primarily from agency fees and promotional activities, further supported brand awareness and sales efforts.

The $1,531 improvement in adjusted EBITDA for the six months ended September 30, 2025 compared to the same period in 2024 was primarily driven by a $1,321 increase in gross profit, reflecting higher revenue and an increase in gross margin from 50.5% to 60.2%. The margin expansion was largely attributed to the contribution from our partnership revenue stream, which had not been in effect during the six months ended September 30, 2024, as well as improved channel and product mix.

Selling, general and administrative (SG&A) expenses decreased by $171 for the six months ended September 30, 2025, primarily driven by lower stock-based compensation following the restructuring of the employee equity program and prior-year redundancy actions. These savings were partly offset by higher legal, professional, and payroll costs related to public company activities and operational expansion. The increase was more visible in the most recent quarter as new management initiatives began to take effect, resulting in a more balanced expense profile for the six-month period. Marketing and advertising expenses also decreased by $267, mainly due to lower agency fees and promotional activity.

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

Revenue

Total revenue for the three months ended September 30, 2025 was $4,763, compared to $3,833 for the same period in 2024, an increase of $930, or 24% and for the six months ended September 30, 2025 was $6,235, compared to $4,808 for the same period in 2024, an increase of $1,427, or 30%. Growth for both periods was primarily driven by contributions from the new partnership channel, with additional improvement from the wholesale channel reflecting more favorable shipment timing compared to the same period in FY25.

The year-over-year increase in revenue was primarily driven by a stronger wholesale order book and improved operational execution, which enabled more efficient fulfillment and shipment timing compared to the prior year. These enhancements reflect the Company’s ongoing focus on operational discipline and supply chain optimization, positioning it to capture additional sales opportunities over the remainder of the season.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2025 was $1,901, compared to $1,762 for the same period in 2024, an increase of $139, or 8% and for the six months ended September 30, 2025 was $2,484, compared to $2,378 for the same period in 2024, an increase of $106, or 4%. The increase was primarily driven by improved inventory efficiency and disciplined cost management.

We continue to focus on optimizing our supply chain and sourcing practices to support long-term margin expansion.

Gross profit and gross margin

Gross profit for the three months ended September 30, 2025 was $2,862, compared to $2,071 for the same period in 2024, an increase of $791, or 38%. Gross margin improved to 60.1%, up from 54.0% in the prior-year period. This increase reflects the favorable impact of channel mix, particularly growth in higher-margin revenue streams, and our ongoing focus on disciplined pricing and supply chain reengineering.

Gross profit for the six months ended September 30, 2025 was $3,751, compared to $2,430 for the same period in 2024, an increase of $1,321, or 54%. Gross margin improved to 60.2%, up from 50.5% in the prior-year period. This increase reflects the favorable impact of channel mix, particularly growth in higher-margin revenue channels, and our ongoing focus on disciplined pricing and supply chain reengineering.

The margin expansion demonstrates progress toward achieving improved profitability while continuing to scale the business.

Selling, general and administrative expenses (“SG&A”)

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2025 were $3,637, compared to $3,923 for the same period in 2024, a decrease of $286, or 7%. For the six months ended September 30, 2025, SG&A expenses were $7,052, compared to $7,223 in the prior-year period, a decrease of $171, or 2%.

The decreases primarily reflect continued cost discipline and reduced discretionary spending, including lower stock-based compensation following the restructuring of the Company’s employee equity program and prior-year redundancy actions. These savings were partially offset by higher legal and professional fees related to public company compliance and fundraising activities, as well as increased payroll and operational costs to support expansion initiatives. The Company also incurred targeted increases across technology, compliance, and insurance to strengthen its operating infrastructure and scalability.

Overall, SG&A expenses decreased as a percentage of revenue—improving to 76% from 102% for the three-month period and to 113% from 150% for the six-month period—reflecting enhanced operating leverage, improved cost efficiency, and the early benefits of management’s ongoing efforts to align the cost base with revenue growth.

Marketing and advertising expense

Marketing and advertising expenses for the three months ended September 30, 2025 were $362, compared to $705 for the same period in 2024, a decrease of $343, or 49%. For the six months ended September 30, 2025, marketing and advertising expenses were $891, compared to $1,158 in the prior-year period, a decrease of $267, or 23%.

The decreases primarily reflect the timing of marketing initiatives as the Company continues to better align and phase its brand and promotional activities throughout the year, rather than concentrating spend in the first half. In addition, management implemented permanent cost-saving measures through optimized agency support, improved event planning, and a greater focus on in-house capabilities, resulting in a more efficient allocation of marketing resources.

The Company remains focused on maintaining marketing efficiency while continuing to strengthen global brand awareness and customer engagement through targeted and data-driven campaigns that support both direct-to-consumer and wholesale channels.

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

Liquidity and Capital Resources

Through September 30, 2025, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, a public offering during September 2025, and other sales of common stock; the sale of preferred stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $5,659 for the six months ended September 30, 2025 and used cash in operations of $11,138 during that period. As of September 30, 2025, the Company had an accumulated deficit of $70,575. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements were available to be issued. The Company’s ability to continue as a going concern is dependent upon management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

As of September 30, 2025, we had cash and cash equivalents of $393, including an accumulated deficit of $70,575. Historically, we have generated negative cash flows from operations and have primarily financed our operations through sales of equity securities, issuance of debt instruments and working capital finance facilities.

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

Our ability to fund inventory purchases, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive that the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections included in our annual report filed on Form 10-K titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our shareholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

Cash Flow Activities

The following table shows summary cash flow information for the periods presented:

	Six months ended September 30,
	2025	2024

Consolidated statement of cash flow data:
Net cash used in operating activities	$(11,138)	$(7,734)
Net cash used in investing activities	$(169)	$(102)
Net cash provided by financing activities	$4,338	$2,507

Cash Flows Used in Operating Activities

During the six months ended September 30, 2025, operating activities used $11,138 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $5,659, non-cash adjustments totaling $2,479, and a net cash outflow from changes in operating assets and liabilities of $7,958. Net cash used in changes in operating assets and liabilities was driven primarily by an increase in inventory of $5,339, reflecting higher stock purchases to support the upcoming winter season and expanded sales channels, as well as an increase in accounts receivable of $3,888 and a decrease in accrued expenses of $1,248. These outflows were partially offset by an increase in trade payables of $1,633 and an increase in deferred revenue of $912. The increase in inventory also reflects improved inventory planning and purchasing timing, designed to enhance availability and support stronger sell-through performance in the second half of the fiscal year.

During the six months ended September 30, 2024, operating activities used $7,734 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $6,132, an adjustment to add back non-cash charges of $961 and a net cash outflow from changes in operating assets and liabilities of $2,563. Net cash used by changes in operating assets and liabilities during the six months ended September 30, 2024 consisted primarily of an inflow of cash from a $2,559 increase in trade payables, a $908 increase in unearned revenue, offset by a cash outflow as a result of a $2,811 increase in inventories, $1,435 increase in accounts receivable, $1,425 increase in prepaid and other current assets and a $359 decrease in accrued expenses.

Cash Flows Used in Investing Activities

Investing activities for the six months ended September 30, 2025 were $169, compared to $102 for the same period in 2024, an increase of $67, or 65.7%. The increase primarily reflects capital expenditures related to the opening of the new pop-up store in Verbier and preparatory investments for additional pop-up locations planned for the third quarter. These investments are consistent with the Company’s strategy to enhance brand visibility and expand its retail presence in key markets while maintaining disciplined capital allocation.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2025, financing activities provided $4,338 in cash and cash equivalents, primarily attributed to $4,050 of net proceeds from the sale of our common stock, $1,330 of net proceeds from short term borrowings, and $5,590 of proceeds related to the issuance of notes payable to related parties, offset by a $3,871 repayment of short term borrowings, $2,495 repayment of trade finance facility, and $266 payment of dividends on our Series AA Convertible Preferred Stock.

During the six months ended September 30, 2024, financing activities provided $2,507 in cash and cash equivalents and restricted cash, primarily attributed to $2,000 net proceeds from short term borrowings and $906 in net proceeds from trade finance facilities, offset by $399 in repayment of short term borrowings.

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

As of September 30, 2025, our sales-related reserves were $0.1 million compared to $0.6 million as of March 31, 2025. The most significant variable affecting these reserve balances is sales levels. As a percentage of net revenue, the sales reserves balances were 1.1% as of September 30, 2025 compared to 2.8% as of March 31, 2025 . The reserve for returns from customers is the component of our sales-related reserves most susceptible to estimation uncertainty. These estimates are based on 1) historical rates of product returns and claims; and 2) events and circumstances that indicate changes to such historical rates are warranted, such as our customers’ inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, we record an adjustment to Net sales in the period in which such determination was made.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described below and those described in “Part I, Item 1A. Risk Factors” in the Form 10-K and “Part II, Item 1A. Risk Factors” in the Form 10-Q for the quarter ended June 30, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in Part I, Item 1A of the Form 10-K for our fiscal year ended March 31, 2025 and in Part II, Item 1A of the Form 10-Q for our quarter ended June 30, 2025.

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.

For six months ended September 30, 2025 and the years ended March 31, 2025 and 2024, our operating loss was $4,2 million, $13.8 million and $7.7 million, respectively. We intend to rely on debt and equity financing for working capital until positive cash flows from operations can be achieved, which may never occur. These matters raise substantial doubt about our ability to continue as a going concern. Based upon our current operating plan and assumptions, we expect that our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to fund our operations for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). However, our operating plan may change, and our assumptions may prove to be wrong, as a result of many factors currently unknown to us, and we could use our available capital resources sooner than we expect. We may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

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

During the six months ended September 30, 2025 and the year ended March 31, 2025, our largest single manufacturer, produced approximately 43% and 39% of our products, respectively, and majority of our products were manufactured in China. For the six months ended September 30, 2025 and the year ended March 31, 2025, the largest single supplier, produced approximately 56% and 46% of the fabric for our products, respectively. During the six months ended September 30, 2025 and the year ended March 31, 2025, approximately 3% and 37% of our fabrics originated from Japan, respectively, and 84% and 62% from China, respectively. We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps and drawcords from suppliers located predominantly in the Asia Pacific region.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2025, the Company entered into a Securities Purchase Agreement with X3 Higher Moment Fund LLC (the “Investor”) to issue and sell (i) 3,172,858 shares (the “Shares”) of common stock, $0.0001 par value per share of the Company (the “Common Stock”) and (ii) a warrant (the “Warrant”) to purchase up to 3,204,908 shares of Common Stock (collectively, the “Securities”). The per share purchase price of the Shares and the Warrant exercise price are each $0.46822, which represents the average closing price of the Common Stock as reported on the NYSE American for the five trading days immediately preceding the signing of the Agreement. The Securities were sold for an aggregate of $1,485,595. The Securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided in Section 4(a)(2) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6 - EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024
3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024
3.3	Certificate of Designations of 12.00% Series AA Convertible Preferred Stock.	8-K	001-41930	3.1	April 2, 2025
3.4	Certificate of Adoption of Bylaw Amendment	8-K	001-41930	3.1	October 10, 2025
4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023
4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024
4.3	Form of Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.3	November 6, 2023
4.4	Form of Amendment No. 1 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.4	November 6, 2023
4.5	Form of Amendment No. 2 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.5	November 6, 2023
4.6	Form of Amendment No. 3 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.6	January 18, 2024
4.7	Form of Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.6	November 6, 2023
4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023
4.9	Form of Amendment No. 2 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.9	January 18, 2024
4.10	Form of Convertible Secured Note dated December 6, 2024	8-K	001-41930	10.2	December 12, 2024
4.11	Form of Placement Agent Warrant	8-K	001-41930	4.1	April 2, 2025
4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023
4.9	Representative’s Warrants	8-K	001-41930	4.1	June 30, 2025
4.10	Promissory Note, Dated August 26, 2025	8-K	001-41930	10.1	August 27, 2025
4.11	Promissory Note, Dated August 26, 2025	8-K	001-41930	10.2	August 27, 2025
4.12	Form of Warrant	8-K	001-41930	4.1	August 27, 2025
4.13	Amended and Restated Promissory Note, dated October 30, 2025	8-K	001-41930	10.1	October 31, 2025
10.1	Securities Purchase Agreement dated August 27, 2025 by and between Perfect Moment Ltd. and X3 Higher Moment Fund LLC	8-K	001-41930	10.1	August 27, 2025
10.2	Registration Rights Agreement dated August 27, 2025 by and between Perfect Moment Ltd. and X3 Higher Moment Fund LLC	8-K	001-41930	10.2	August 27, 2025
10.3	Equity Purchase Agreement, dated October 7, 2025 between the Company and the Investor	8-K	001-41930	10.1	October 10, 2025
10.4	Registration Rights Agreement, dated October 7, 2025, between the Company and the Investor	8-K	001-41930	10.2	October 10, 2025
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFECT MOMENT LTD.

Date: November 13, 2025	By:	/s/ Jane Gottschalk
Jane Gottschalk
President (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

