Form 10-Q
period 2025-12-31
Perfect Moment Ltd.
filed 2026-02-12
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 12, 2026 there were 46,871,000 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2025	March 31, 2025
	unaudited
Assets
Current assets:
Cash and cash equivalents	$1,567	$6,159
Restricted cash	-	1,350
Accounts receivable, net	5,125	886
Inventories, net	4,593	1,567
Prepaid and other current assets	1,965	2,812
Total current assets	13,250	12,774
Long term assets:
Operating lease right of use assets	18	44
Property and equipment, net	421	483
Other non-current assets	107	36
Total assets	$13,796	$13,337
Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	$3,659	$2,594
Accrued expenses	3,760	4,233
Trade finance facility	-	2,495
Short-term borrowings, net	-	1,851
Note payable - related party, current, net	3,319	-
Operating lease obligations	16	44
Deferred revenue	380	264
Total current liabilities	11,134	11,481
Long term liabilities:
Note payable - related party, long-term, net	1,605	-
Total liabilities	12,739	11,481
Shareholders’ equity:
Series AA convertible preferred stock, $0.0001 par value, 1,800,000 shares authorized; 924,921 shares issued and outstanding as of December 31, 2025 and March 31, 2025	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 35,412,694 and 19,291,000 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	3	2
Additional paid-in capital	71,604	66,793
Accumulated other comprehensive loss	(68)	(23)
Accumulated deficit	(70,482)	(64,916)
Total shareholders’ equity	1,057	1,856
Total Liabilities and Shareholders’ Equity	$13,796	$13,337

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024

Revenues, net:	$11,656	$11,658	$17,891	$16,466
Cost of sales	4,148	5,269	6,674	7,647
Gross profit	7,508	6,389	11,217	8,819
Operating expenses:
Selling, general and administrative expenses	5,639	6,649	12,649	13,871
Marketing and advertising expenses	1,286	1,034	2,177	2,192
Total operating expenses	6,925	7,683	14,826	16,063
Income (loss) from operations	583	(1,294)	(3,609)	(7,244)
Interest expense	(455)	(1,046)	(1,963)	(1,241)
Foreign currency transaction (loss)/gain	(35)	(142)	6	(129)
Total other expense, net	(490)	(1,188)	(1,957)	(1,370)
Net income (loss)	$93	$(2,482)	$(5,566)	$(8,614)
Dividends on Series AA Convertible Preferred Stock	(161)	-	(481)	-
Net loss attributable to common shareholders, basic and diluted	$(68)	$(2,482)	$(6,047)	$(8,614)
Basic and diluted income (loss) per share attributable to common shareholders	$(0.00)	$(0.15)	$(0.21)	$(0.54)
Basic and diluted weighted-average number of shares outstanding	35,221,933	16,177,559	29,170,240	15,869,964
Other comprehensive income (losses):
Net income (loss)	$93	$(2,482)	$(5,566)	$(8,614)
Foreign currency translation gain (loss)	89	(28)	(45)	(21)
Comprehensive income (loss)	$182	$(2,510)	$(5,611)	$(8,635)

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the three months ended December 31, 2025, and 2024

	Series AA Convertible Preferred Stock		Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – September 30, 2024	-	$-	15,962,889	$1	$57,865	$(78)	$(55,109)	$2,679
Stock compensation expense for employee vested options	-	-	-	-	101	-	-	101
Stock compensation for employee vested RSUs	-	-	260,000	-	285	-	-	285
Fair value of shares issued for services	-	-	335,000	-	352	-	-	352
Foreign currency translation adjustment	-	-	-	-	-	(28)	-	(28)
Net loss	-	-	-	-	-	-	(2,482)	(2,482)
Balance - December 31, 2024	-	$-	16,557,889	$1	$58,603	$(106)	$(57,591)	$907

Balance - September 30, 2025	924,921	$-	35,221,933	$3	$71,620	$(67)	$(70,575)	$981
Stock compensation expense for employee vested options	-	-	-	-	54	-	-	54
Stock compensation expense for employee vested RSUs	-	-	190,761	-	91	-	-	91
Foreign currency translation adjustment	-	-	-	-	-	(1)	-	(1)
Dividends on Series AA Convertible Preferred Stock	-	-	-	-	(161)	-	-	(161)
Net income	-	-	-	-	-	-	93	93
Balance - December 31, 2025	924,921	$-	35,412,694	$3	$71,604	$(68)	$(70,482)	$1,057

For the nine months ended December 30, 2025, and 2024

	Series AA Convertible Preferred Stock		Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - March 31, 2024	-	$-	15,653,449	$1	$56,824	$(85)	$(48,977)	$7,763
Stock compensation expense for employee vested options	-	-	-	-	609	-	-	609
Stock compensation for employee vested RSUs	-	-	289,199	-	489	-	-	489
Fair value of shares issued for services	-	-	615,241	-	681	-	-	681
Foreign currency translation adjustment	-	-	-	-	-	(21)	-	(21)
Net loss	-	-	-	-	-	-	(8,614)	(8,614)
Balance - December 31, 2024	-	$-	16,557,889	$1	$58,603	$(106)	$(57,591)	$907

Balance - March 31, 2025	924,921	$-	19,291,000	$2	$66,793	$(23)	$(64,916)	$1,856
Stock compensation expense for employee vested options	-	-	-	-	224	-	-	224
Stock compensation expense for employee vested RSUs	-	-	190,761	-	167	-	-	167
Cancellation of employee vested options	-	-	-	-	(23)	-	-	(23)
Fair value of shares issued for services	-	-	100,000	-	62	-	-	62
Fair value of RSUs issued to related party as a finance cost	-	-	652,253	-	305	-	-	305
Issuance of common stock upon extinguishment of Related Party Note	-	-	1,692,694	-	508	-	-	508
Sale of common stock from public offering	-	-	10,313,128	1	2,620	-	-	2,621
Issuance of common stock and warrants to related party under securities purchase agreement, net	-	-	3,172,858	-	1,429	-	-	1,429
Foreign currency translation adjustment	-	-	-	-	-	(45)	-	(45)
Dividends on Series AA Convertible Preferred Stock	-	-	-	-	(481)	-	-	(481)
Net loss	-	-	-	-	-	-	(5,566)	(5,566)
Balance - December 31, 2025	924,921	$-	35,412,694	$3	$71,604	$(68)	$(70,482)	$1,057

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended	Nine months ended
	December 31, 2025	December 31, 2024
Operating activities:
Net loss	$(5,566)	$(8,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	290
Bad debt expense	325	46
Inventory reserve	197	(215)
Stock based compensation	391	1,098
Amortization of stock-based marketing services shares issued for services	455	419
Amortization of debt finance costs	1,683	1,160
Effect of changes in assets and liabilities:
Accounts receivable, net	(4,518)	(1,740)
Inventories, net	(3,191)	(2,039)
Prepaid and other current assets	454	(131)
Operating lease right of use assets	47	74
Other non-current assets	(83)	3
Operating lease obligations	(46)	(74)
Trade payables	1,060	154
Accrued expenses	(477)	750
Deferred revenue	115	39
Net cash used in operating activities	(8,882)	(8,780)
Investing activities:
Purchases of property and equipment	(204)	(287)
Net cash used in investing activities	(204)	(287)
Financing activities:
Deferred offering costs	-	(139)
Proceeds from public offering, net	2,621	-
Proceeds from convertible note	-	2,000
Proceeds from securities purchase agreement, net from related party	1,429	-
Proceeds from short-term borrowings, net	1,330	4,604
Repayment of short-term borrowings	(4,725)	(3,846)
Proceeds from trade finance facilities, net	-	2,849
Repayment of trade finance facilities	(2,495)	(147)
Proceeds from notes payable – related party	5,590	-
Payment of dividend on Series AA Convertible Preferred Stock	(475)	-
Net cash provided by financing activities	3,275	5,321
Effect of exchange rate changes on cash	(131)	(41)
Net change in cash	(5,942)	(3,787)
Cash and cash equivalents and restricted cash – beginning of the period	7,509	7,910
Cash and cash equivalents and restricted cash – end of the period	$1,567	$4,123
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$1,536	$774
Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$1,567	$2,772
Restricted cash	-	1,351
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$1,567	$4,123
Supplemental disclosure of non-cash investing and financing activities:
Recognition of debt discount on short-term borrowings	$658	$2,280
Fair value of shares issued to extinguish a note payable – related party	$508	$-
Fair value of RSUs issued as a finance cost on notes payable – related party	$305	$-
Fair value of shares issued in exchange for services to be received	$62	$-
Cancellation of employee vested options	$23	$-
Recognition of operating lease right of use asset and lease obligation	$18	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended December 31, 2025 and 2024

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at December 31, 2025, results of operations for the three and nine months ended December 31, 2025 and 2024, consolidated statements of shareholders’ equity for the three and nine months ended December 31, 2025 and 2024, and cash flows for the nine months ended December 31, 2025 and 2024. The Company’s results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2025. The terms “fiscal 2026” and “fiscal 2025” refer to the Company’s fiscal year ending March 31, 2026 and fiscal year ended March 31, 2025, respectively.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

Through December 31, 2025, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, and other sales of common stock; the sale of preferred stock, alongside existing trade, invoice and shareholder financing arrangements. The Company has incurred recurring losses, including a net loss of $5,566 for the nine months ended December 31, 2025 and used cash in operations of $8,882 during that period. As of December 31, 2025, the Company had an accumulated deficit of $70,482. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements were available to be issued. The Company’s ability to continue as a going concern is dependent upon management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended March 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments in applying the Company’s accounting policies that affect the reported amounts and disclosures made in the condensed consolidated financial statements and accompanying notes. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods and there are no known trends, commitments, events or uncertainties that management believe will materially affect the methodology or assumptions utilized in making these estimates and judgments in these condensed consolidated financial statements. Significant estimates inherent in the preparation of the condensed consolidated financial statements include reserves for uncollectible accounts receivables, realizability of inventory, sales reserves, useful lives and impairments of long-lived assets, realization of deferred tax assets and related uncertain tax positions, classification of convertible preferred stock, classification of warrants, and the valuation of stock-based compensation awards  . Actual results may differ from these judgements and estimates under different assumptions or conditions and any such differences may be material.

Seasonality

The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its last three fiscal quarters, primarily driven by ski and outerwear sales being higher during the winter months and the Company’s customers concentrated in the northern hemisphere, and the lowest sales during its first fiscal quarter.

Revenue recognition

As of December 31, 2025 and March 31, 2025, the Company did not have any contract assets and had $380 and $264, respectively, of deferred revenue on the accompanying consolidated balance sheets.

For the three and nine months ended December 31, 2025 and 2024, revenue, net recognized from performance obligations related to prior periods was not material. Revenue, net expected to be recognized in any future period related to remaining performance obligations was not material.

Disaggregated revenue

The following table disaggregates the Company’s revenue, net by channel and geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Channel revenue, net
Wholesale revenues	$8,468	$7,335	$12,920	$10,066
Ecommerce revenues	2,936	3,716	4,532	5,793
Retail revenues	13	516	64	516
Partnership revenues	239	91	375	91
Total	$11,656	$11,658	$17,891	$16,466

Geographic location revenue, net
Europe (excluding United Kingdom)	$5,257	$4,214	$7,646	$6,338
United States	3,598	4,187	5,602	5,512
United Kingdom	1,217	2,222	3,060	3,160
Rest of the world	1,584	1,035	1,583	1,456
Total revenue, net	$11,656	$11,658	$17,891	$16,466

Restricted cash

Restricted cash as of March 31, 2025 consisted of cash deposits and certificate of deposits under the Company’s trade finance facility and was classified as current on the accompanying consolidated balance sheets as the trade finance facility was due on demand. There was no restricted cash as of December 31, 2025.

Accounts receivable and allowance for credit losses

Accounts receivable primarily arise out of sales to customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and specific and financial stability of its customers, an allowance for credit losses is maintained in the consolidated balance sheet at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of December 31, 2025 and 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

As of December 31, 2025 and March 31, 2025, the Company had $944 and $547, respectively, in allowances for credit losses.

Concentration of credit risk

Supplier

For the three and nine months ended December 31, 2025, the largest single supplier of manufactured goods produced approximately 29% of the Company’s products and for the same periods in 2024, produced 62% and 40% respectively, of the Company’s products.

For the three and nine months ended December 31, 2025, the largest single fabric supplier supplied approximately 0% and 56%, respectively, of the fabric used to manufacture the Company’s products, and for the same periods in 2024, supplied 0% and 46%, respectively, of the fabric used to manufacture the Company’s products.

Customer

For the three and nine months ended December 31, 2025 and 2024, no single customer accounted for more than 10% of total revenue.

As of December 31, 2025, one customer accounted for approximately 12% of total accounts receivable. As of March 31, 2025, two customers accounted for approximately 27% of total accounts receivable.

Foreign currency

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Period end exchange rate:	December 31, 2025	March 31, 2025
GBP:USD	1.34450	1.29539
HKD:USD	0.12848	0.12856
CHF:USD	1.25986	1.13505
EUR:USD	1.17344	NA

	Three months ended	Three months ended
Average exchange rate:	December 31, 2025	December 31, 2024
GBP:USD	1.33007	1.28088
HKD:USD	0.12856	0.12862
CHF:USD	1.25129	1.13940
EUR:USD	1.16422	NA

	Nine months ended	Nine months ended
Average exchange rate:	December 31, 2025	December 31, 2024
GBP:USD	1.33779	1.28107
HKD:USD	0.12819	0.12825
CHF:USD	1.23747	1.13342
EUR:USD	1.15596	NA

Net income (loss) per share of common stock

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued using the treasury stock method. For diluted net income (loss) per share, when the Company has a net loss, the weighted average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

For participating securities such as our preferred stock, basic and diluted net loss per share attributable to common shareholders is presented in conformity with the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No income was allocated to the participating securities for the three and nine months ended December 31, 2025 and 2024 as results of operations were a loss and basic and diluted weighted-average shares are the same in the loss per share calculation for both periods.

Potentially dilutive stock options and securities excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive are as follows:

	December 31, 2025	December 31, 2024
Options to acquire common stock	829,666	1,196,550
Restricted stock units to acquire common stock	1,772,283	741,667
Warrants to acquire common stock	3,843,940	66,700
Series AA convertible preferred stock (see Note 13)	4,624,605	-
	11,070,494	2,004,917

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

NOTE 3. INVENTORIES

The following table details the primary categories of inventories as of:

	December 31, 2025	March 31, 2025
Finished goods(1)	$5,707	$3,326
Raw materials	830	807
Finished goods on consignment(1)	719	391
Goods in transit	106	32
Total inventories	7,362	4,556
Inventory reserve	(2,769)	(2,989)
Total inventories, net	$4,593	$1,567

1 Certain prior period presentation of these categories were reclassified to ensure comparability with current period presentation.

NOTE 4. PREPAID AND OTHER CURRENT ASSETS

The following table details the primary categories of prepaid and other currents assets as of:

	December 31, 2025	March 31, 2025
Deposits and prepayments	$933	$1,621
Other receivables	749	466
Marketing services	185	578
Unbilled accounts receivable	98	147
Total prepaid and other current assets	$1,965	$2,812

NOTE 5. ACCRUED EXPENSES

The following table details the primary categories of accrued expenses as of:

	December 31, 2025	March 31, 2025

Accrued expenses[1]	$1,369	$1,289
Accrued import duties	434	228
Indirect taxes[1]	435	437
Accrued payroll and payroll taxes[1]	604	1,621
Returns provision	853	594
Merchant credit	65	64
Total	$3,760	$4,233

[1]	Certain prior period presentation of these categories were reclassified to ensure comparability with current period presentation.

NOTE 6. DEBT

Short-Term Borrowings

During the nine months ended December 31, 2025, the Company entered into business loan and security agreements (the “2026 Term Loans”) with the same lender as the Term Loans entered into during fiscal year 2025 for short-term loans that mature 30-weeks from the date of a borrowing. No amount of repaid borrowings may be reborrowed. The Company borrowed a gross amount of $1,988, net of fees of $658 which was recorded as a debt discount and is being amortized over the term of the 2026 Term Loans. The 2026 Term Loans and the outstanding balance owed on the fiscal year 2025 Term Loans at March 31, 2025 are collectively referred to as the “Term Loans”.

During the nine months ended December 31, 2025 and 2024, the Company made total repayments on the Term Loans of $4,725 and $3,846, respectively. During the three and nine months ended December 31, 2025, the Company amortized $251 and $1,544, respectively, of the debt discount to interest expense. During the three and nine months ended December 31, 2024, the Company amortized $979 and $1,160, respectively, of the debt discount to interest expense. During the three and nine months ended December 31, 2024, the Company received an early payment discount of $179 that was recorded as a cancelled debt discount in the same amount.   As of December 31, 2025 and March 31, 2025, the Company had outstanding borrowings of $nil and $2,738, respectively, and an unamortized debt discount of $nil and $887, respectively, resulting in a net balance of $nil and $1,851, respectively.

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

During August 2025, the Company received $3,390 from one of its principal shareholders (a related party) in exchange for an unsecured promissory note that matures on  March 9, 2026 (the “First August 2025 Related Party Note”), and $1,700 from two of its principal shareholders (related parties) in exchange for an unsecured promissory note that matures on August 18, 2030 (the “Second August 2025 Related Party Note”, collectively with the First August 2025 Related Party Note, the “August 2025 Related Party Notes”).

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

During the three and nine months ended December 31, 2025, the Company amortized $41 and $139, respectively, of the debt discount to interest expense. As of December 31, 2025, the Company has outstanding borrowings of $5,090 and an unamortized discount of $166 resulting in a net balance of $4,924, of which $3,319 is current.

During the three and nine months ended December 31, 2025, the Company incurred and paid interest on the August 2025 Related Party Notes totaling $153. As of December 31, 2025, there were no amounts of accrued but unpaid interest on the August 2025 Related Party Notes.

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

Securities Purchase Agreement: On August 27, 2025, the Company entered into a securities purchase agreement (the “August SPA”) to issue and sell 3,172,858 shares of its common stock (the “August SPA Shares”) at a per share price of $0.46822, which represents the average closing price of the Company’s common stock for the five trading days immediately preceding the sale, and a warrant to purchase up to 3,204,908 shares of its common stock (the “August 2025 Warrant Shares”, and together with the August SPA Shares, the “August SPA Securities”) at an exercise price of $0.46822 per share (the “August 2025 Warrant”) for aggregate net proceeds of approximately $1,429, after deducting direct offering expenses. The August 2025 Warrant is exercisable beginning on the date of issuance and expires three years thereafter. The August 2025 Warrant can be exercised on a cashless basis if the shares underlying the August 2025 Warrant are not registered at the time it is exercised.

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

Equity Line of Credit (“ELOC”): On October 7, 2025, the Company entered into an equity purchase agreement (the “ELOC”), whereby the Company has the right, but not the obligation, to direct an investor to purchase up to $25,000 of the Company’s common stock (the “Put Shares”), where the Company directs the investor to purchase Put Shares in increments between $5 and the lesser of (a) $500 or (b) 20.0% of the Average Daily Trading Value (as defined in the ELOC), on the terms and conditions set forth in the ELOC. The purchase price of the Put Shares will be the lesser of (i) 97.0% of the Market Price (as defined in the ELOC) or (ii) 102.0% of the Market Alternative Price (as defined in the ELOC). If the Company’s principal market is any tier of the OTC Markets on the date the investor receives the Company’s directive, the purchase price of the Put Shares will be the lesser of (i) 85.0% of the Market Price or (ii) 85.0% of the Market Alternative Price. The number of Put Shares to be purchased by the investor is subject to a beneficial ownership limitation of 4.99%.

The ELOC will not be effective until it is first approved by the Company’s shareholders and then approved by the Company’s board of directors. The ELOC was approved by the Company’s shareholders on January 14, 2026, but has not been approved by the Company’s Board as of the dates these condensed consolidated financial statements were issued.  Once the ELOC is effective, the Company will issue the investor shares of the Company’s common stock (the “Commitment Shares”) that is determined by dividing 187,000 by the lesser of (i) the closing price of the Company’s common stock on the Trading Day (as defined in the ELOC) immediately preceding date the ELOC is approved by Company’s board of directors, or (ii) average of the five (5) closing prices of the Company’s common stock during the five Trading Days immediately preceding the date the ELOC is approved by Company’s board of directors. As of the date these condensed consolidated financial statements were issued, the approvals were not yet received.

In connection with the ELOC, the Company entered into a registration rights agreement (the “ELOC RRA”) whereby the Company will file a registration statement covering the maximum number of registerable securities (as defined in the ELOC RRA) within forty-five calendar days from the date the ELOC is approved by the Company’s board of directors.

The ELOC will end on the earlier of (i) the date the investor purchased $25,000 of Put Shares, (ii) October 7, 2027, (iii) the date of written notice of termination by the Company to the investor (per the terms and conditions set forth in the ELOC), (iv) the ELOC RRA is no longer effective after the initial effective date of the ELOC RRA, or (v) the date that the Company commences a case or any person commences a proceeding against the Company, a custodian is appointed for the company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors.

Shares Issued for Services

The Company, from time to time, issues shares of its common stock for marketing and other services. The fair value of the shares is initially capitalized as a prepaid service cost and amortized over the service period. As of March 31, 2025, the unamortized service costs were $578. During the nine months ended December 31, 2025, the Company issued 100,000 shares of common stock to a vendor for services to be rendered with a fair value of $62   as determined by the closing price on the day of issuance. During the nine months ended December 31, 2025 and 2024, the Company amortized $455 and $419 respectively, of the value of the shares as the services were rendered. As of December 31, 2025, the unamortized service cost was $185 and was included as a component of prepaid and other current assets (see Note 4).

Series AA Preferred Stock Dividends

Dividends on the Series AA Preferred Stock accrue daily and will be cumulative from the first day of the calendar month in which they are issued, and shall be payable monthly in arrears on the 30th day of each calendar month, at the rate of 12.0% per annum of its original issue price, which is the equivalent to $0.6961 per annum per share.

For the three and nine months ended December 31, 2025, the Company recorded dividends on our Series AA Preferred Stock of approximately $161 and $481 respectively.

Subsequent to December 31, 2025, and following approval by the Company’s shareholders at the annual general meeting, all outstanding shares of the Series AA Preferred Stock were converted into shares of the Company’s common stock in accordance with the amended conversion terms (see Note 13). The conversion had no impact on the Company’s consolidated financial position as of December 31, 2025.

NOTE 8. STOCK-BASED COMPENSATION PLANS

Time-based RSUs

A summary of time-based RSU activity is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at March 31, 2025	600,000	$0.99
Granted	1,363,044	0.48
Vested/deemed vested	(190,761)	0.73
Forfeited	-	-
Non-vested at December 31, 2025	1,772,283	$0.62

The total stock compensation expense related to vesting of time-based RSUs for the three months ended December 31, 2025 and 2024, was $91 and $285, respectively, and for the nine months ended December 31, 2025 and 2024, was $167 and $489, respectively, was recognized on the accompanying condensed consolidated statements of operations and comprehensive income as a component of selling, general and administrative expenses. As of December 31, 2025, the total unrecognized stock-based compensation for time-based RSUs totaled $1,016 and was expected to be recognized over a weighted average period of 3.2 years.

Stock Options

A summary of option activity is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2025	1,006,550	$2.42	2.85	$178
Granted	171,516	0.46
Forfeited	(140,000)	2.40
Cancelled	(208,400)	4.10
Exercised	-	-
Outstanding at December 31, 2025	829,666	$1.80	5.73	$70
Vested and expected to vest at December 31, 2025	747,271	$2.64	5.30	$70
Exercisable at December 31, 2025	518,882	$2.91	4.04	$70

During August 2025, the Company re-purchased 208,400 stock options from certain directors and officers at fair value as determined by the closing price on the day of re-purchase, for cash consideration of $60. The re-purchase provided for $37 in excess fair value of the cash consideration over the fair value of the initial options, which was recognized as compensation expense and was included as a component of selling, general and administrative expenses for the three and nine months ended December 31, 2025.

The total stock compensation expense recognized related to vesting of stock options for the three months ended December 31, 2025 and 2024 was $54 and $101, respectively and for the nine months ended December 31, 2025 and 2024 was $224 and $609, respectively, and was recognized on the accompanying condensed consolidated statements of operations and comprehensive income as a component of selling, general and administrative expenses. As of December 31, 2025 the total unrecognized stock-based compensation for stock options was $375 and is expected to be recognized over a weighted average period of 2.1 years.

NOTE 9. WARRANTS

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2025:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Underwriter Warrants	$7.50	66,700	3.12	$7.50
March 2025 Warrant	1.45	56,676	4.25	1.45
June 2025 Warrant	0.38	500,000	4.50	0.38
July 2025 Warrant	0.38	15,656	4.56	0.38
August 2025 Warrant	0.47	3,204,908	2.66	0.47
	$0.38 – 7.50	3,843,940	2.11	$0.43

A summary of warrant activity for the nine months ended December 31, 2025 is presented below:

		Weighted-
		Average
		Exercise
	Warrants	Price

Outstanding at March 31, 2025	123,376	$6.65
Granted	3,720,564	0.46
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2025, all vested	3,843,940	$0.43

As of December 31, 2025, the intrinsic value of the outstanding warrants was $31.

10. COMMITMENTS AND CONTINGENCIES

Notice from NYSE – On December 17, 2024 the Company received a notification from the NYSE American LLC (the “NYSE”) stating that the Company is not in compliance with the minimum shareholders’ equity requirements of Sections 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”) requiring shareholders’ equity of $4,000 or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. As of December 31, 2025, the Company had shareholders’ equity of approximately $1,057 and had losses in its three most recent fiscal years ended March 31, 2025.

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

Capital commitments – The Company had $382 purchase obligations as of December 31 2025, related to purchase orders to factories for the manufacture of finished goods.

Leases – In April 2025, a two-year lease renewal agreement was executed during April 2025 with fixed monthly payments of approximately $0.6. At inception, the Company recorded a right of use asset and operating lease liability of approximately $18. In October 2025, the Company notified its landlord of its intent to terminate this lease in January 2026.

NOTE 11. RELATED PARTY TRANSACTIONS

Consulting and Advisory Services

One director and one related party of the Company provided consulting and advisory services for the Company totaling $191 and $46 for the three months ended December 31, 2025 and 2024, respectively, and totaling $563 and $139 for the nine months ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2025 and March 31, 2025 there were no amounts owed to either the director or the related party.

NOTE 12. SEGMENT REPORTING

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability:

	Three months ended December 31, 2025	Three Months Ended December 30, 2024	Nine Months Ended December 30, 2025	Nine Months Ended December 30, 2024
Revenues, net	$11,656	$11,658	$17,891	$16,466
Less: significant segment expenses:
Cost of sales	(4,148)	(5,269)	(6,674)	(7,647)
Selling, general and administrative expense	(5,378)	(5,954)	(11,803)	(12,654)
Marketing and advertising	(1,286)	(1,034)	(2,177)	(2,192)
Non-cash compensation	(261)	(694)	(846)	(1,517)
Other segment items(1)	(490)	(1,188)	(1,957)	(1,370)
Net income (loss)	$93	$(2,482)	$(5,566)	$(8,614)

(1)	Includes interest expense and foreign currency transactions (loss) gain.

See Note 2 for revenue by geographic location. Long-lived assets excluding other non-current assets, by geography are summarized as follows:

	December 31, 2025	March 31, 2025
United Kingdom	$427	$478
Hong Kong	12	49
Total long-lived assets	$439	$527

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

Submission of Matters to a Vote of Security Holders

On January 14, 2026, the shareholders holding a majority of the voting power of the Company entitled to vote as of the record date of November 21, 2025 approved a number of corporate matters. These actions included authorizing certain issuances of common stock and warrants, amending the Certificate of Incorporation to increase authorized shares, approving the ELOC, and authorizing an additional reverse stock split of the common stock at a ratio to be determined by the Company’s board of directors. Refer to the definitive information statement filed via form DEF 14A with the SEC on November 26, 2025.

Series AA Preferred Stock Conversion

On January 15, 2026, the Company issued 11,458,306 shares of its common stock upon conversion of all outstanding shares of Series AA Preferred Stock at a reduced conversion price of $0.46822 per share, as approved by the shareholders of the Company on January 14, 2026.

Warrant Issuance

During January 2026, the August 2025 Warrant was amended and restated to provide for (i) preemptive rights of the holder of the August 2025 Warrant to participate in future financings by the Company, pro rata, except in connection with certain issuance; (ii) the right of the holder of the August 2025 Warrant to match any proposal to provide equity or debt financing to the Company so long as the holder of the August 2025 Warrant holds at least 4.99% of the outstanding common stock of the Company; and (iii) weighted average anti-dilution price protection, with customary carve outs including for the excluded issuance. Additionally, the Company issued the holder of the August 2025 Warrant an additional Warrant (the “January 2026 Warrant”) to purchase up to an amount of shares of its common stock equal to the difference between (i) 19.99% of the number of shares of its common stock outstanding as of the closing date of the conversion of the Series A Preferred Stock and (ii) the August SPA Securities (see Note 9).

Leases

During January 2026, the Company entered into a lease for office premises at 5th Floor, Gramophone Works, 326 Kensal Road, London W10 5BZ, commencing January 2026. The lease has a ten-year term and includes a mutual break option after five years. Lease payments for the first five-years total approximately GBP 1,600 (approximately $2,151 as of December 31, 2025). The Company accounted for the lease under ASC 842 beginning on the commencement date.

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

We are focused on generating long-term, brand-right growth and improving profitability. During the nine months ended December 31, 2025, we continued to scale our direct-to-consumer business, launched a new spring/summer capsule, opened a new European distribution hub in the Netherlands as part our global logistics transformation, and increased our annual style count from approximately 75 to over 200. We also implemented a tiered pricing architecture across key categories to support value perception and drive margin enhancement.

We intend to grow our business over time by expanding our digital and retail footprint, diversifying our product portfolio, enhancing international reach, and pursuing selective collaborations. Our marketing efforts—both brand-building and performance-driven—are designed to increase awareness, strengthen customer engagement, and support customer acquisition and retention.

Recent Developments

During January 2026, the shareholders holding a majority of the voting power of the Company entitled to vote as of the record date of January 14, 2026 approved a number of corporate matters. These actions included authorizing certain issuances of common stock and warrants, amending the Certificate of Incorporation to increase authorized shares, approving the ELOC, and authorizing an additional reverse stock split of the common stock at a ratio to be determined by the Company’s board of directors

During January 2026, we issued 11,458,306 shares of our common stock upon conversion of all outstanding shares of Series AA Preferred Stock at a reduced conversion price of $0.46822 per share, as approved by our shareholders.

Comparability of Financial Information

Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of completing our IPO in February 2024 and becoming a public company.

Results of Operations

The following tables set forth our results of operations for the:

	Three months ended December 31, 2025	Three months ended December 31, 2024	Change
Revenue, net	$11,656	$11,658	$(2)
Cost of sales	4,148	5,269	(1,121)
Gross profit	7,508	6,389	1,119
Gross margin(1)	64.4%	54.8%
Operating expenses:
Selling, general and administrative expenses	5, 639	6,649	(1,010)
Marketing and advertising expenses	1,286	1,034	252
Total operating expenses	6,925	7,683	(758)
Income (loss) from operations	583	(1,294)	1,877
Total other expense, net	(490)	(1,188)	698
Net income (loss)	$93	$(2,482)	$2,575
Other comprehensive income (loss)
Foreign currency translation income (loss)	89	(28)	117
Comprehensive income (loss)	$182	$(2,510)	$2,692

	Nine months ended December 31, 2025	Nine months ended December 31, 2024	Change
Revenue, net	$17,891	$16,466	$1,425
Cost of sales	6,674	7,647	(973)
Gross profit	11,217	8,819	2,398
Gross margin(1)	62.7%	53.6%
Operating expenses:
Selling, general and administrative expenses	12,649	13,871	(1,222)
Marketing and advertising expenses	2,177	2,192	(15)
Total operating expenses	14,826	16,063	(1,237)
Loss from operations	(3,609)	(7,244)	3,635
Total other (expense) income, net	(1,957)	(1,370)	(587)
Net loss	$(5,566)	$(8,614)	$3,048
Other comprehensive loss
Foreign currency translation loss	(45)	(21)	(24)
Comprehensive loss	$(5,611)	$(8,635)	$3,024

(1)	Gross margin is defined as gross profit as a percentage of revenue, net

Non-GAAP Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net income (loss), and other results under GAAP, the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company’s performance. We have included these non-GAAP financial measures in this Quarterly Report because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

Net income (loss), as reported	$93	$(2,482)	$(5,566)	$(8,614)
Adjustments:
Interest expense	455	1,046	1,963	1,241
Stock compensation expense	145	386	391	1,098
Amortization of stock-based marketing services	116	308	455	419
Depreciation and amortization	73	71	272	282
Total EBITDA adjustments	789	1,811	3,081	3,040
Adjusted EBITDA	$882	$(671)	$(2,485)	$(5,574)

Adjusted EBITDA is a non-GAAP financial measure that displays our net income (loss) from continuing operations, adjusted to eliminate the effect of certain items as described below. We define Adjusted EBITDA as net income (loss) excluding interest expense, income tax benefit (expense), depreciation and amortization and stock-based compensation expense. Adjusted EBITDA is a measure that is not defined in US GAAP. We believe that it is useful to exclude these expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

The $1,553 improvement in Adjusted EBITDA for the three months ended December 31, 2025, compared to the same period in 2024, was primarily driven by a $1,119 increase in gross profit. This increase was largely attributable to improvements in gross margin, which rose from 54.8% to 64.4%, reflecting enhancements in the Company’s operating model and logistics execution. During the period, the Company benefited from continued optimization of its supply chain and fulfillment processes, including improved warehouse efficiency, more effective shipping flows, and better cost control across distribution activities. In addition, growth in partnership revenue contributed to the overall margin improvement, with partnership revenue increasing to $239 for the three months ended December 31, 2025, from $91 in the prior-year period.

Selling, general and administrative (SG&A) expenses decreased by $1,010 during the three months ended December 31, 2025, compared to the same period in 2024, reflecting continued cost discipline and reduced discretionary spending across most categories. The decrease was primarily driven by a reduction in stock-based compensation expense following the restructuring of our employee equity compensation program and the redundancy plan implemented in the fourth quarter of the prior fiscal year. Partially offsetting these savings were higher legal and professional fees associated with ongoing public company compliance and fundraising activities, as well as costs to support operational expansion. The Company also incurred incremental spending across key functional areas including information technology, insurance, travel, and retail operations, which were necessary to support its transition and long-term growth initiatives.

Marketing and advertising expenses increased by $252 during the three months ended December 31, 2025, compared to the same period in 2024, primarily due to the timing of marketing spend. The Company increased activation and promotional activities in the quarter to support the AW25 launch relative to the prior-year period.

The $3,089 improvement in Adjusted EBITDA for the nine months ended December 31, 2025, compared to the same period in 2024, was primarily driven by a $2,398 increase in gross profit, reflecting higher revenue and an increase in gross margin from 53.6% to 62.7%. The improvement in gross margin was mainly attributable to enhancements in the Company’s operating model and logistics execution, including more efficient supply chain and fulfillment processes and improved cost control. In addition, growth in partnership revenue contributed positively to gross margin, with partnership revenue increasing to $375 during the nine months ended December 31, 2025, from $91 in the prior-year period, alongside a more favorable channel and product mix.

Selling, general and administrative (SG&A) expenses decreased by $1,222 for the nine months ended December 31, 2025, compared to the same period in 2024, which was primarily driven by a reduction in stock-based compensation expense following the restructuring of our employee equity program and the redundancy plan implemented in the fourth quarter of the prior fiscal year. Partially offsetting these savings were higher legal, professional, and payroll costs associated with ongoing public company compliance and fundraising activities, as well as costs to support operational expansion.

Marketing and advertising expenses decreased by $15 for the nine months ended December 31, 2025, compared to the same period in 2024, primarily due to the timing of marketing spend. While the Company incurred higher activation and promotional costs in the third quarter to support the AW25 product launch, these increases were offset by lower spending in other periods, resulting in a decrease in marketing and advertising expenses on a year-to-date basis.

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

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including our net income (loss) and our other financial results presented in accordance with GAAP. You are encouraged to evaluate the above adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Revenue

Total revenue for the three months ended December 31, 2025 was $11,656, compared to $11,658 for the same period in 2024, a decrease of $2, or 0.0% and for the nine months ended December 31, 2025 was $17,891, compared to $16,466 for the same period in 2024, an increase of $1,425, or 8.7%. Growth for both periods was primarily driven by contributions from the new partnership channel.

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

Cost of sales

Cost of sales for the three months ended December 31, 2025 was $4,148, compared to $5,269 for the same period in 2024, a decrease of $1,121, or 21.3% and for the nine months ended December 31, 2025 was $6,674, compared to $7,647 for the same period in 2024, a decrease of $973, or 12.7%. The decrease was primarily driven by improved inventory efficiency and disciplined cost management.

We continue to focus on optimizing our supply chain and sourcing practices to support long-term margin expansion.

Gross profit and gross margin

Gross profit for the three months ended December 31, 2025 was $7,508, compared to $6,389 for the same period in 2024, an increase of $1,119, or 17.5%. Gross margin improved to 64.4%, up from 54.8% for the same period in 2024. This increase reflects the favorable impact of channel mix, particularly growth in higher-margin revenue streams, and our ongoing focus on disciplined pricing and supply chain reengineering.

Gross profit for the nine months ended December 31, 2025 was $11,217, compared to $8,819 for the same period in 2024, an increase of $2,398, or 27.2%. Gross margin improved to 62.7%, up from 53.6% for the same period in 2024. This increase reflects the favorable impact of channel mix, particularly growth in higher-margin revenue channels, and our ongoing focus on disciplined pricing and supply chain reengineering.

The margin expansion demonstrates progress toward achieving improved profitability while continuing to scale the business.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses for the three months ended December 31, 2025 were $5,639, compared to $6,649 for the same period in 2024, a decrease of $1,010, or 15.2%. For the nine months ended December 31, 2025, SG&A expenses were $12,649, compared to $13,871 for the same period in 2024, a decrease of $1,222, or 8.8%.

The decreases primarily reflect continued cost discipline and reduced discretionary spending, including lower stock-based compensation following the restructuring of our employee equity program and redundancy plan implemented in the fourth quarter of the prior fiscal year. These savings were partially offset by higher legal and professional fees related to public company compliance and fundraising activities, as well as increased payroll and operational costs to support expansion initiatives. The Company also incurred targeted increases across technology, compliance, and insurance to strengthen its operating infrastructure and scalability.

Overall, SG&A expenses decreased as a percentage of revenue—improving to 48.4% from 57.0% for the three-month period and to 70.7% from 84.2% for the nine-month period—reflecting enhanced operating leverage, improved cost efficiency, and the early benefits of management’s ongoing efforts to align the cost base with revenue growth.

Marketing and advertising expense

Marketing and advertising expenses for the three months ended December 31, 2025 were $1,286, compared to $1,034 for the same period in 2024, an increase of $252, or 24.4%. For the nine months ended December 31, 2025, marketing and advertising expenses were $2,177, compared to $2,192 for the same period in 2024, a decrease of $15, or 0.7%.

These fluctuations primarily reflect the timing of marketing initiatives as the Company continues to better align and phase its brand and promotional activities throughout the year, rather than concentrating spend during the first half. In addition, management implemented permanent cost-saving measures through optimized agency support, improved event planning, and a greater focus on in-house capabilities, resulting in a more efficient allocation of marketing resources.

We remain focused on maintaining marketing efficiency while continuing to strengthen global brand awareness and customer engagement through targeted and data-driven campaigns that support both direct-to-consumer and wholesale channels.

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

Liquidity and Capital Resources

Through December 31, 2025, we have funded our operations with proceeds from the sale of common stock from the initial public offering, a public offering during December 2025, and other sales of common stock; the sale of preferred stock, alongside existing trade, invoice and shareholder financing arrangements. We have incurred recurring losses, including a net loss of $5,566 for the nine months ended December 31, 2025 and used cash in operations of $8,882 during that period. As of December 31, 2025, the Company had an accumulated deficit of $70,482. These factors raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements were available to be issued. Our ability to continue as a going concern is dependent upon management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

As of December 31, 2025, we had cash and cash equivalents of $1,567. Historically, we have generated negative cash flows from operations and have primarily financed our operations through sales of equity securities, issuance of debt instruments and working capital finance facilities.

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

Our ability to fund inventory purchases, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive than the terms of our current financing arrangements and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections included in our annual report filed on Form 10-K titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our shareholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

Cash Flow Activities

The following table shows summary cash flow information for the periods presented:

	Nine months ended December 31,
	2025	2024

Consolidated statement of cash flow data:
Net cash used in operating activities	$(8,882)	$(8,780)
Net cash used in investing activities	$(204)	$(287)
Net cash provided by financing activities	$3,275	$5,321

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2025, operating activities used $8,882 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $5,566, non-cash adjustments totaling $3,323, and a net cash outflow from changes in operating assets and liabilities of $6,639. Net cash used in changes in operating assets and liabilities was driven primarily by an increase in inventory of $3,191, an increase in accounts receivable of $4,518, and an increase in other non-current assets of $83, and a decrease in accrued expenses of $477. These outflows were partially offset by an increase in trade payables of $1,060 and a decrease in prepaid and other current assets of $454. The increase in inventory reflects higher stock purchases to support the upcoming winter season and expanded sales channels and also improved inventory planning and purchasing timing, designed to enhance availability and support stronger sell-through performance in the second half of the fiscal year.

During the nine months ended December 31, 2024, operating activities used $8,780 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $8,614, non-cash adjustments totaling $2,798 and a net cash outflow from changes in operating assets and liabilities of $2,964. Net cash used by changes in operating assets and liabilities during the nine months ended December 31, 2024 consisted primarily of an increase in inventory of $2,039, reflecting higher stock purchases to support the upcoming winter season, as well as an increase in accounts receivable of $1,740, offset by an increase in accrued expenses of $750.

Cash Flows Used in Investing Activities

During the nine months ended December 31, 2025, investing activities used $204 in cash and cash equivalents and restricted cash, compared to $287 for the same period in 2024, a decrease of $83, or 28.9%. The current period capital expenditures related to the opening of the new pop-up store in Verbier and preparatory investments for additional pop-up locations planned for the third quarter. These investments are consistent with the Company’s strategy to enhance brand visibility and expand its retail presence in key markets while maintaining disciplined capital allocation.

Cash Flows Provided by Financing Activities

During the nine months ended December 31, 2025, financing activities provided $3,275 in cash and cash equivalents, primarily attributed to $4,050 of net proceeds from the sale of our common stock, $1,330 of net proceeds from short term borrowings, and $5,590 of net proceeds from the issuance of notes payable to related parties, offset by a $4,725 repayment of short term borrowings, $2,495 repayment of trade finance facility, and $475 payment of dividends on our Series AA Convertible Preferred Stock.

During the nine months ended December 31, 2024, financing activities provided $5,321 in cash and cash equivalents and restricted cash, primarily attributed to $4,604 of net proceeds from short term borrowings, $2,849 of net proceeds from trade finance facilities, and $2,000 proceeds from a convertible note, offset by a $3,846 repayment of short term borrowings, $139 payment of deferred offering costs and a $147 repayment of trade finance facilities.

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

As of December 31, 2025, our sales-related reserves were $0.9 million compared to $0.6 million as of March 31, 2025. The most significant variable affecting these reserve balances is sales levels. As a percentage of net revenue, sales-related reserves were 4.8% as of December 31, 2025, compared to 2.8% as of March 31, 2025. The reserve for customer returns is the component of our sales-related reserves most susceptible to estimation uncertainty.

December 31, 2025 represents the period with the highest return reserves, reflecting the seasonality of our business and the concentration of sales in the winter period. A significant portion of revenue in December is generated through our eCommerce channel, which historically experiences higher return rates than other channels, resulting in elevated return reserves at quarter-end.

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

Warrants

We account for warrants as either equity classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 2 of our audited consolidated financial statements included in this Quarterly Report and Note 2 of our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described below and those described in “Part I, Item 1A. Risk Factors” in the Form 10-K and “Part II, Item 1A. Risk Factors” in the Form 10-Q for the quarter ended June 30, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in Part I, Item 1A of the Form 10-K for our fiscal year ended March 31, 2025 and in Part II, Item 1A of the Form 10-Q for our quarters ended June 30, 2025 and September 30, 2025.

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

During the nine months ended December 31, 2025 and the year ended March 31, 2025, our largest single manufacturer, produced approximately 29% and 39% of our products, respectively, and majority of our products were manufactured in China. For the nine months ended December 31, 2025 and the year ended March 31, 2025, the largest single supplier, produced approximately 56% and 46% of the fabric for our products, respectively. During the nine months ended December 31, 2025 and the year ended March 31, 2025, approximately 3% and 37% of our fabrics originated from Japan, respectively, and 84% and 62% from China, respectively. We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps and drawcords from suppliers located predominantly in the Asia Pacific region.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2025, the Company entered into a Securities Purchase Agreement with X3 Higher Moment Fund LLC (the “Investor”) to issue and sell (i) 3,172,858 shares of common stock (the “Shares”) and (ii) a warrant (the “Warrant”) to purchase up to 3,204,908 shares of Common Stock (collectively, the “Securities”) for an aggregate of $1,485,595. The per share purchase price of the Shares and the Warrant exercise price are each $0.46822, which represents the average closing price of the Company’s common stock as reported on the NYSE American for the five trading days immediately preceding the signing of the Securities Purchase Agreement. The Securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided in Section 4(a)(2) of the Securities Act. The Securities Purchase Agreement was approved by the shareholders of the Company on January 14, 2026.

On January 15, 2026, the Company issued 11,458,306 shares of its common stock upon conversion of all outstanding shares of Series AA Preferred Stock. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided in Section 4(a)(2) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6 - EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024
3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024
3.3	Certificate of Designations of 12.00% Series AA Convertible Preferred Stock.	8-K	001-41930	3.1	April 2, 2025
3.4	Certificate of Adoption of Bylaw Amendment	8-K	001-41930	3.1	October 10, 2025
3.5	Certificate of Amendment of Certificate Designations, Preferences, Limitations, Restrictions and Relative Rights 12.00% Series AA Convertible Preferred Stock of Perfect Moment Ltd.	8-K	001-41930	3.1	January 21, 2026
4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023
4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024
4.3	Form of Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.3	November 6, 2023
4.4	Form of Amendment No. 1 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.4	November 6, 2023
4.5	Form of Amendment No. 2 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.5	November 6, 2023
4.6	Form of Amendment No. 3 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.6	January 18, 2024
4.7	Form of Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.6	November 6, 2023
4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023
4.9	Form of Amendment No. 2 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.9	January 18, 2024
4.10	Form of Convertible Secured Note dated December 6, 2024	8-K	001-41930	10.2	December 12, 2024
4.11	Form of Placement Agent Warrant	8-K	001-41930	4.1	April 2, 2025
4.12	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023
4.13	Representative’s Warrants	8-K	001-41930	4.1	June 30, 2025
4.14	Promissory Note, Dated August 26, 2025	8-K	001-41930	10.1	August 27, 2025
4.15	Promissory Note, Dated August 26, 2025	8-K	001-41930	10.2	August 27, 2025
4.16	Form of Warrant	8-K	001-41930	4.1	August 27, 2025
4.17	Amended and Restated Promissory Note, dated October 30, 2025	8-K	001-41930	10.1	October 31, 2025
4.18	Form of Amended Warrant 1	8-K	001-41930	4.1	January 21, 2026
4.19	Form of Warrant 2	8-K	001-41930	4.2	January 21, 2026
10.1	Equity Purchase Agreement, dated October 7, 2025 between the Company and the Investor	8-K	001-41930	10.1	October 10, 2025
10.2	Registration Rights Agreement, dated October 7, 2025, between the Company and the Investor	8-K	001-41930	10.2	October 10, 2025

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFECT MOMENT LTD.

Date: February 12, 2026	By:	/s/ Jane Gottschalk
Jane Gottschalk
President (Principal Executive Officer)

Date: February 12, 2026	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

