Form 10-K
period 2026-03-31
Perfect Moment Ltd.
filed 2026-06-29
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2026

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

315-615-6156

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PMNT	OTCQB Venture Market

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

The aggregate market value of the common equity held by non-affiliates of the registrant on September 30, 2025 was approximately $7,226,000. Such market value was computed by reference to the closing price of the common stock as reported on the NYSE American on September 30, 2026. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors and owners of 10% or more of the outstanding voting stock of the registrant on March 31, 2026.

As of June 29, 2026, there were 53,108,780 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

CAUTIONARY NOTE REGARDING Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

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

Metric	FY2026	FY2025	YoY Change
Global UVPM (Unique Visitors per Month)	16.8 billion	16.6 billion	+1.2%
Total Social Audience (KOLs)	1.2 billion	934 million	+28%
Social Audience During Ski Season (Q3–Q4)	905.2 million	597.1 million	+52%
Global Print Circulation	9.6 million	25.6 million	-62%**
Celebrity/Influencer Posts	Taylor Swift, Hailey Bieber, Chloe Kim, Emma Roberts, Anitta, Miranda Kerr	Multiple including Priyanka Chopra Jonas, Anitta, Miranda Kerr, and more	Significant increase with key VIP’s
Key Media Features	Vogue, WWD, British Vogue, ELLE, Harper’s BAZAAR	Vogue, Harper’s BAZAAR, ELLE, WWD, Tatler	Expanded global reach

**A 9.6M print circulation figure today represents a far more premium, intentional readership than 25.6M did a last year, casual readers have migrated online, leaving a committed, high-affinity core. Our media mix is evolving in lockstep with how our audience consumes content, and our digital and social numbers reflect that shift positively.

The announcement of our strategic collaboration with Alpine generated additional momentum, reaching over 1.1 billion in global PR (UVPM) and delivering high-impact social media performance across both brand channels. These results reinforce our position at the intersection of luxury performance and lifestyle, and demonstrate the effectiveness of targeted collaborations in amplifying reach and engagement.

Customer Acquisition and Market Expansion Strategy

Attracting new customers while deepening engagement with existing ones remains a foundational pillar of our long-term growth strategy. Perfect Moment has built a loyal customer base and strong brand equity in core markets such as the United States, the United Kingdom, and the European Union, while still seeing significant untapped potential across emerging regions and underpenetrated demographics. In FY2026, we expanded outreach across continental Europe and initiated a market test in China via Tmall. We are actively exploring deeper market penetration opportunities, including potential joint ventures or partnerships, particularly in China where we seek to balance growth potential with local market complexities.

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

We believe this strategy supports year-round engagement, reduces seasonal revenue concentration, and enhances gross margin through full-price, high-margin items. FY2026 marked the launch of our first spring/summer capsule under this strategy, with additional lines planned based on customer response and inventory performance.

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

In FY2025 and FY2026, we tested temporary physical retail spaces to evaluate customer response and operational learnings. In FY2027, we plan to open two concession locations in high-profile markets. Our physical retail rollout is focused on near-term milestones and aligned with our broader brand experience goals.

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

Licenses, Certificates and Approvals

The Company has obtained all licenses, certificates and approvals required for carrying on its business activities during the two fiscal years ended March 31, 2026 and 2025.

Employees and Human Capital Resources

As of March 31, 2026 and 2025, we had a total of 52 and 50 full-time employees, respectively, as well as a limited number of temporary employees and consultants. Our employees are neither unionized nor covered by collective bargaining agreements, and we consider our current employee relations to be good.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:

●	Our history of losses and the substantial doubt about our ability to continue as a going concern, which could cause our stockholders to lose some or all of their investment in us.

●	Our business depends on our strong brand, and if we are not able to maintain and enhance our brand we may be unable to sell our products, which would adversely affect our business.

●	Our business partially depends on our wholesale partners, and our failure to maintain and further develop our relationships with our wholesale partners could harm our business.

●	A downturn in the global economy will likely affect customer purchases of discretionary items, which could materially harm our sales, profitability and financial condition.

●	Our financial performance is subject to significant seasonality and variability, which could significantly impact our cash flow and cause the price of our common stock to decline.

●	We currently do not operate Perfect Moment owned physical retail stores. Our plans to open Perfect Moment owned physical retail stores are dependent on a variety of factors, including store locations being available for lease and the stores being economically viable to operate.

●	Our limited operating experience and limited brand recognition in new international markets may limit our expansion and cause our business and growth to suffer.

●	Our success is substantially dependent on the service of certain members of our board of directors and senior management.

●	The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

●	Our business is reliant on a limited number of third-party manufacturers and raw material suppliers.

●	Our ability to deliver our products to the market and to meet customer expectations could be harmed if we encounter problems with our distribution system.

●	Data security breaches and other cyber security events could result in disruption to our operations or financial losses and could negatively affect our reputation, credibility and business.

●	Our fabrics and manufacturing technology generally are not patented and can be imitated by our competitors. If our competitors sell products similar to ours at lower prices, our net revenue and profitability could suffer.

●	Our common stock has been delisted from NYSE American and now trades on the OTCQB Venture Market, which may adversely affect the liquidity and market price of our common stock and our ability to raise capital.

●	Our share price may be volatile, and you may be unable to sell your shares at or above the price at which you purchased them.

Risks Related to Our Business, Our Brand, Our Products and Our Industry

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.

For the fiscal years ended March 31, 2026 and 2025, our operating loss was $5,240, and $13,796, respectively. We intend to rely on debt and equity financing for working capital until positive cash flows from operations can be achieved, which may never occur. These matters raise substantial doubt about our ability to continue as a going concern. Based upon our current operating plan and assumptions, we expect that our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to fund our operations for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). However, our operating plan may change, and our assumptions may prove to be wrong, as a result of many factors currently unknown to us, and we could use our available capital resources sooner than we expect. We may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal years ended March 31, 2026 and March 31, 2025 contains a going concern explanatory paragraph in which such firm stated that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contained in this report do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

Our financial performance is subject to significant seasonality and variability, which could cause the price of our common stock to decline.

Our business is affected by a number of factors common to our industry and by other factors specific to our business model, which drive seasonality and variability. Historically, key metrics, including those related to our growth, profitability and financial condition, have fluctuated significantly across fiscal periods. Consumer purchases of Women, Men and Kids skiwear and outerwear, which are the Perfect Moment core categories, are concentrated in the Fall/Winter season. As a result, a large proportion of our direct-to-consumer revenue is recognized in the third and fourth fiscal quarter. Our wholesale revenue is weighted earlier in the second and third fiscal quarters, when most orders are shipped to wholesale partners. At the consolidated level, our net revenue is concentrated in the second, third and fourth fiscal quarters, while our operating costs are more evenly distributed throughout the year. In the fiscal year ended March 31, 2026, the second, third and fourth fiscal quarters represented 94% of total net revenue. Working capital requirements typically increase throughout the first, second and early third quarters as overheads continue to be incurred and inventory builds to support our peak shipping and selling periods in the second and third quarters. Cash provided by operating activities is typically highest in the fourth quarter following the significant inflows associated with our peak selling season. Historical results, especially comparisons across fiscal quarters, should not be considered indicative of the results to be expected for any future periods. In addition to the seasonality of demand for our products, our financial performance is influenced by a number of factors which are difficult to predict and variable in nature. These include input cost volatility, the timing of consumer purchases and wholesale deliveries which very often shift between fiscal quarters, demand forecast accuracy, inventory availability and the evolution of our channel mix, as well as external trends in weather and discretionary consumer spending. A number of other factors which are difficult to predict could also affect the seasonality or variability of our financial performance. Therefore, you should not rely on the results of a single fiscal quarter as an indication of our annual results or future performance.

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

We work with a group of approximately 31 vendors that manufacture our products, 24 of which produced products in the fiscal year ended March 31, 2026. During the fiscal year ended March 31, 2026, the largest single manufacturer produced approximately 31% of our products. We work with a group of approximately 54 suppliers to provide the fabrics for our products.

The price of raw materials depends on a wide variety of factors largely beyond the control of the Company. A shortage, delay or interruption of supply for any reason could negatively impact our ability to fulfill orders and have an adverse impact on our financial results. In addition, while our suppliers, in turn, source from a number of sub-suppliers, we rely on a very small number of direct suppliers for certain raw materials. As a result, any disruption to these relationships could have an adverse effect on our business. Events that adversely affect our suppliers could impair our ability to obtain inventory in the quantities and at the quality that we require. Such events include difficulties or problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, public health emergencies or other catastrophic occurrences. A significant slowdown in the retail industry as a whole may also result in bankruptcies or permanent closures of some of our suppliers and third-party vendors. Furthermore, there can be no assurance that our suppliers will continue to provide fabrics and raw materials or provide products that are consistent with our standards. More generally, if we need to replace an existing supplier, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and any new supplier may not meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of our raw materials could have an adverse effect on our ability to meet customer demand for our products and result in lower revenue and profitability both in the short and long-term.

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

The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries’ balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders’ (deficit) equity. We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted for the foreseeable future. The potential impact of currency fluctuation increases as our international expansion increases. We are exposed to credit-related losses in the event of nonperformance by the counterparties to forward currency contracts used in our hedging strategies.

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

Risks Related to Ownership of Our Common Stock

Our common stock has been delisted from NYSE American and now trades on the OTCQB Venture Market, which may adversely affect the liquidity and market price of our common stock and our ability to raise capital.

On June 12, 2026, we received notice from NYSE Regulation that it had determined to commence proceedings to delist our common stock from NYSE American, having determined that we were unable to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide within the maximum 18-month compliance plan period, which expired on June 11, 2026. Effective June 18, 2026, our common stock began trading on the OTCQB Venture Market under the symbol “PMNT.”

The OTCQB is a substantially more limited trading market than NYSE American. As a result of this delisting, we may experience the following consequences, among others:

●	reduced liquidity and trading volume in our common stock;
●	greater volatility in the trading price of our common stock;
●	reduced analyst coverage and investor interest;
●	impaired ability to raise capital through the sale of equity securities; and
●	potential restrictions on the ability of certain institutional investors, including mutual funds and pension funds, to hold or purchase our common stock.

There can be no assurance that an active or liquid trading market for our common stock will develop or be maintained on the OTCQB. The delisting of our common stock from NYSE American and the commencement of trading on the OTCQB could materially and adversely affect our business, financial condition, and results of operations.

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

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we will be required to maintain internal control over financial reporting for the year ending March 31, 2026, and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending March 31, 2026, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by the Jumpstart Our Business Startups Act. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Pursuant to the 2021 Plan, the plan administrator is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of June 26, 2026, there were 31,083,694 shares of common stock reserved for issuance in connection with outstanding awards granted under the 2021 Plan and 2,527,944 shares of common stock were available for future issuance under the 2021 Plan. Future equity incentive grants and issuances of common stock under awards outstanding under the 2021 Plan may result in dilution to our stockholders.

As a public company, we incur significant compliance and reporting costs.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board impose additional reporting and other obligations on public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expense associated with our SEC reporting requirements. Furthermore, if we identify an issue in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and train qualified people to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and administrative fees significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in London, England, where we lease office space at 5th Floor, Gramophone Works, 326 Kensal Road, London W10 5BZ. The lease, entered into on December 19, 2025 with Gramophone Works Holdings Limited, has a ten-year term commencing January 1, 2026 and expiring December 31, 2035. The lease includes a tenant break option exercisable on January 1, 2031, subject to not less than six months’ prior written notice. In addition to our corporate headquarters, we have an office in Hong Kong, where Perfect Moment Asia Limited occupies office space at Level 17, Silvercord Tower 2, 30 Canton Road, Tsim Sha Tsui, Kowloon under a service agreement expiring February 28, 2027.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 14 “Commitments and Contingencies,” in the notes to our audited consolidated financial statements of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on OTCQB Venture Marke (“OTCQB”) under the symbol “PMNT.”

Holders of Common Stock

As of June 26, 2026, there were approximately 247 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

We paid monthly dividends on our Series AA Convertible Preferred Stock at the rate of 12% per annum from April 2025 through January 2026. Cumulative dividends on the Series AA Preferred Stock have been paid in full as of March 31, 2026.

Recent Sales of Unregistered Securities

On March 28, 2025, we issued 924,921 shares of Series AA Convertible Preferred Stock valued at $5.8005 per share and convertible into shares of common stock at a conversion price of $5.00 per share in accordance with executed securities purchase agreements. We also issued 56,676 warrants to purchase shares of common stock with an exercise price of $1.45 per share to the placement agent as part of the fees associated with this offering. Pursuant to the said offering, the Company received gross proceeds of $5,365,000 before fees and other expenses associated with the transaction.

On August 27, 2025, the Company entered into a Securities Purchase Agreement with X3 Higher Moment Fund LLC (the “Investor”) to issue and sell (i) 3,172,858 shares of common stock (the “Shares”) and (ii) a warrant (the “Warrant”) to purchase up to 3,204,908 shares of Common Stock (collectively, the “Securities”) for an aggregate of $1,485,595. The per share purchase price of the Shares and the Warrant exercise price are each $0.46822, which represents the average closing price of the Company’s common stock as reported on the New York Stock Exchange (“NYSE”) American for the five trading days immediately preceding the signing of the Securities Purchase Agreement. The Securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided in Section 4(a)(2) of the Securities Act. The Securities Purchase Agreement was approved by the shareholders of the Company on January 14, 2026.

On January 15, 2026, the Company issued 11,458,306 shares of its common stock upon conversion of all outstanding shares of Series AA Preferred Stock. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided in Section 4(a)(2) of the Securities Act.

On March 30, 2026, the Company entered into a loan agreement (the “Loan”) with X3 Higher Moment Fund LLC as agent for X3 Higher Moment Fund LLC (“X3”) and Krane Capital, LLC (“Krane Capital” and together with X3 the “Lenders”) from time to time party thereto in an aggregate principal amount of $10,000,000. In connection with the Loan, the Company will issue to X3 warrants (the “X3 Warrants”) to purchase 1,864,753 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.46822 per share. The X3 Warrants shall expire at 5:00 p.m., Eastern time, on August 27, 2028. On May 8, 2026, the Company consummated a securities purchase agreement with Krane under which it issued 6,060,606 shares of its common stock at a purchase price of $0.33 per share and warrants to purchase up to 8,276,944 shares of its common stock at an exercise price of $0.40 per share and expiring on August 27, 2028 for gross proceeds of $2,000 (the “May 2026 Securities Purchase Agreement”). In connection with the May 2026 Securities Purchase Agreement, the Company issued warrants to purchase up to 1,864,753 shares of its common stock at an exercise price of $0.46822 per share and expiring on August 27, 2028 to X3 expiring on August 27, 2028.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2026 and 2025, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.” Unless otherwise indicated, all dollar amounts are in thousands.

Overview

Perfect Moment is a luxury lifestyle brand offering high-performance skiwear, swimwear and complementary apparel categories that merge technical functionality with fashion-led design. We develop collections for women, men, and children that reflect a combination of technical integrity, elevated aesthetics, and versatility across seasons and use cases.

We design all products in-house and rely on a network of manufacturing partners across Europe and Asia, including China. Our merchandise is sold in over 60 countries through a combination of direct-to-consumer ecommerce, wholesale partnerships with premium retailers, select concession formats, and licensed international wholesalers.

We are focused on generating long-term, brand-right growth and improving profitability. During the fiscal year ended March 31, 2026, we continued to scale our direct-to-consumer business, launched a new spring/summer capsule. We also implemented a tiered pricing architecture across key categories to support value perception and drive margin enhancement.

We intend to grow our business over time by expanding our digital and retail footprint, diversifying our product portfolio, enhancing international reach, and pursuing selective collaborations. Our marketing efforts—both brand-building and performance-driven—are designed to increase awareness, strengthen customer engagement, and support customer acquisition and retention.

Recent Developments

On May 8, 2026, the Company consummated the May 2026 Securities Purchase Agreement with one of the lenders of the Loan under which it issued 6,060,606 shares of its common stock at a purchase price of $0.33 per share and warrants to purchase up to 8,276,944 shares of its common stock at an exercise price of $0.40 per share and expiring on August 27, 2028 for gross proceeds of $2,000. In connection with the May 2026 Securities Purchase Agreement, the Company issued warrants to purchase up to 1,864,753 shares of its common stock at an exercise price of $0.46822 per share and expiring on August 27, 2028 to a related party.

On June 12, 2026, we received a notice (the “Delisting Notice”) from NYSE Regulation informing the Company that NYSE Regulation had determined to commence proceedings to delist the common stock of Perfect Moment Ltd. (ticker symbol: PMNT) from NYSE American. NYSE Regulation determined that we are no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide (the “Company Guide”), as we were unable to demonstrate that we had regained compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide by the end of the maximum 18-month compliance plan period, which expired on June 11, 2026. Section 1003(a)(i) applies where a listed company has stockholders’ equity of less than $2.0 million and has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, and Section 1003(a)(ii) applies where a listed company has stockholders’ equity of less than $4.0 million and has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years.

NYSE American made a public announcement of this decision on June 12, 2026. NYSE American applied to the U.S. Securities and Exchange Commission to delist our common stock upon completion of applicable procedures, including any appeal by us of NYSE Regulation’s decision. Effective June 18, 2026 our common stock began trading on the OTCQB Venture Market (the “OTCQB”) under the symbol “PMNT.” The OTCQB is a significantly more limited market than NYSE American, and trading on the OTCQB may result in a less liquid market for existing and potential stockholders of our common stock and could adversely affect the trading price of our common stock.

Results of Operations

The following table sets forth our results of operations for the years ended March 31, 2026 and 2025.

	Year Ended March 31, 2026	Year Ended March 31, 2025	Change
Revenue, net	$23,603	$21,501	$2,102
Cost of sales	7,644	11,072	(3,428)
Gross profit	15,959	10,429	5,530
Gross margin(1)	67.6%	48.5%
Operating expenses
Selling, general and administrative expenses	17,965	20,685	(2,720)
Marketing and advertising expenses	3,234	3,540	(306)
Total operating expenses	21,199	24,225	(3,026)
Loss from operations	(5,240)	(13,796)	8,556
Total other expense, net	(1,891)	(2,143)	252
Net loss	$(7,131)	$(15,939)	$8,808
Other comprehensive (loss) gain
Foreign currency translation (loss) gain	(283)	62	(345)
Comprehensive loss	$(7,414)	$(15,877)	$8,463

(1)	Gross margin is defined as gross profit as a percentage of revenue, net.

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

Adjusted EBITDA

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net loss, as reported	$(7,131)	$(15,939)

Adjustments:
Interest expense	2,280	2,046
Stock compensation expense	476	1,334
Amortization of stock-based marketing services	558	910
Depreciation and amortization	323	342
Adjusted EBITDA	$(3,494)	$(11,307)

Adjusted EBITDA is a non-GAAP financial measure that displays our net loss from continuing operations, adjusted to eliminate the effect of certain items as described below. We define Adjusted EBITDA as net loss excluding interest expense, stock-based compensation expense, amortization of stock-based marketing services, depreciation and amortization, and income tax benefit (expense), if any. Adjusted EBITDA is a measure that is not defined in US GAAP. We believe that it is useful to exclude these expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

The $7,813 improvement in Adjusted EBITDA for the year ended March 31, 2026, compared to the same period in 2025, was primarily driven by a $5,530 increase in gross profit, reflecting higher revenues and an increase in gross margin from 48.5% to 67.6%. The improvement in gross margin was attributable to several strategic operational initiatives executed throughout the year, including the opening of our new European warehouse which improved supply chain efficiency and reduced fulfillment costs, enhanced sourcing and vendor management practices that drove more favorable input costs through renegotiated supplier terms, disciplined pricing across channels, and a broader supply chain reengineering effort that optimized cost structures across the full product lifecycle. These gains were achieved against a backdrop of an increasingly complex global duty and tariff environment, which required active management of cross-border cost exposures and sourcing flexibility to protect margins.

Revenue growth was broad-based across channels, with wholesale revenues reaching $14,393 for the year ended March 31, 2026, compared to $10,111 in the same period in 2025, an increase of $4,282 or 42.3%.  Partnership revenues also grew to $885 for the year ended March 31, 2026, from $555 in the same period in 2025, an increase of $330 or 59.5%, alongside a more favorable channel and product mix overall.

Selling, general and administrative (“SG&A”) expenses decreased by $2,720 during the year ended March 31, 2026, compared to the same period in 2025, reflecting continued cost discipline and a broad-based effort to eliminate non-essential expenditures and further streamline operations across the business. The decrease was driven in part by lower stock-based compensation expense following the restructuring of our employee equity compensation program and the redundancy plan implemented in the fourth quarter of the prior fiscal year. Partially offsetting these savings were higher legal and professional fees associated with ongoing public company compliance and fundraising activities, as well as costs to support operational expansion.

Marketing and advertising expenses decreased by $306 during the year ended March 31, 2026, compared to the same period in 2025. While the Company incurred higher activation and promotional costs to support the AW25 product launch, these increases were offset by lower spending in other areas, resulting in a net decrease in marketing and advertising expenses compared to the same period in 2025.

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

Revenue

Total revenue for the year ended March 31, 2026 was $23,603 compared to $21,501 for the year ended March 31, 2025, an increase of $2,102 or 9.8%.

Wholesale revenues grew to $14,393 from $10,111 in the prior year, an increase of $4,282 or 42.3%, reflecting a stronger order book and improved operational execution that enabled more efficient fulfillment and shipment timing. This channel was the primary driver of overall revenue growth during the year. Ecommerce revenues were $8,256 compared to $10,060 in the prior year, a decrease of $1,804 or 17.9%. This decline reflects the Company’s strategic shift away from year-round promotional discounting, a decision designed to protect brand integrity and improve revenue quality. The Company also executed targeted off-price initiatives during the year to clear aged inventory and rationalize its balance sheet, which further impacted ecommerce volumes. While this transition weighed on near-term ecommerce revenues, it has laid a healthier foundation for the channel going forward. Partnership revenues increased to $885 from $555 in the prior year, an increase of $330 or 59.5%, reflecting the continued development and contribution of this higher-margin channel. Retail revenues were $69 compared to $775 in the prior year, reflecting the Company’s rationalization of its direct retail footprint as part of its broader strategic refocus.

Cost of sales

Cost of sales for the year ended March 31, 2026 was $7,644 compared to $11,072 for the year ended March 31, 2025, a decrease of $3,428 or 31.0%. The change in cost of sales is primarily driven by improved supply chain efficiency and disciplined cost management.

We continue to focus on optimizing our supply chain and sourcing practices to support long-term margin expansion.

Gross profit and gross margin

Our gross profit for the year ended March 31, 2026 was $15,959 compared to $10,429 for the year ended March 31, 2025, an increase of $5,530 or 53.0%. Our gross margins were 67.6% compared to 48.5% achieved in the prior year.

The increase reflects the cumulative impact of several strategic operational improvements executed throughout the year. First, the opening of our new European warehouse meaningfully improved supply chain efficiency, reducing fulfillment costs and transit times across key markets. Second, enhanced sourcing and vendor management practices drove more favorable input costs through renegotiated supplier terms and improved procurement processes. Third, our continued focus on disciplined pricing ensured that margin was preserved across channels without compromising competitive positioning. Finally, a broader supply chain reengineering initiative allowed us to optimize cost structures across the full product lifecycle. The margin expansion demonstrates meaningful progress toward sustained profitability while continuing to scale the business — particularly notable given the increasingly complex global duty and tariff environment, which required active management of cross-border cost exposures and sourcing flexibility to protect margins.

SG&A expenses

SG&A expenses consist of personnel related expenses, stock compensation expense, legal and professional fees, depreciation and amortization and other selling, general and administrative expenses, including information technology, property related expenses, travel and product sample costs.

SG&A expenses for the year ended March 31, 2026 were $17,965 compared to $20,685 for the year ended March 31, 2025, a decrease of $2,720 or 13.1%. The decrease primarily reflects continued cost discipline and reduced discretionary spending, including lower stock-based compensation following the restructuring of our employee equity program and redundancy plan implemented in the fourth quarter of the prior fiscal year. Beyond compensation, management undertook a broad review of the cost base, eliminating non-essential expenditures and further streamlining operations across the business to generate additional savings and improve overall efficiency. These savings were partially offset by higher legal and professional fees related to public company compliance and fundraising activities, as well as operational costs to support expansion initiatives. The Company also incurred targeted increases across technology, compliance, and insurance to strengthen its operating infrastructure and scalability.

 Overall, SG&A expenses decreased as a percentage of revenue—improving to 76.1% from 96.2%—reflecting enhanced operating leverage, improved cost efficiency, and the early benefits of management’s ongoing efforts to align the cost base with revenue growth.

Marketing and advertising expense

Marketing and advertising expense consist of agency, contractor and consulting expense, content production, promotional operating expense, and advertising costs. Marketing is an important driver of growth and we intend to continue to make significant investments in our marketing organization.

Marketing and advertising expenses for the year ended March 31, 2026 were $3,234 compared to $3,540 for the year ended March 31, 2025, a decrease of $306 or 8.6%. The decrease primarily reflects the implementation of permanent cost-saving measures through optimized agency support, improved event planning, and a greater focus on in-house capabilities, resulting in a more efficient allocation of marketing resources.

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

Liquidity and Capital Resources

Through March 31, 2026, we have funded our operations with proceeds from the sale of common stock from equity financings, including the sale of common stock and preferred stock, alongside existing trade, invoice and shareholder financing arrangements. We have incurred recurring losses, including a net loss of $7,131 for year ended March 31, 2026 and used cash in operations of $8,998 during that period. As of March 31, 2026, the Company had an accumulated deficit of $72,047 and a stockholders’ deficit of $686. These factors raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements were available to be issued. Our ability to continue as a going concern is dependent upon management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

As of March 31, 2026, we had cash and cash equivalents of $1,151 and an accumulated deficit of $72,047. Historically, we have generated negative cash flows from operations and have primarily financed our operations through private sales of equity securities, debt and working capital finance facilities.

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

Our ability to fund inventory purchases, capital expenditures, and growth will depend on our ability to generate cash in the future. Our future ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe our existing cash balances and expected cash flows from operations, alongside the continuance of our existing financing arrangements, will be sufficient to meet our operating requirements for at least the next 12 months, excluding financing to support production (i.e. timing of working capital). We may seek additional or alternative debt and equity financing to that set out above. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive than the terms of our current financing arrangements, and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the sections below titled “Risk Factors – Risks Related to Ownership of Our Common Stock – Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders” and “Risk Factors – Risks Related to Our Business, Our Brand, Our Products and Our Industry – We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors reported that there is a substantial doubt about our ability to continue as a going concern.”

Cash Flow Activities

The following table shows summary consolidated cash flow information for the periods presented:

	Year Ended March 31, 2026	Year Ended March 31, 2025

Consolidated statement of cash flow data:
Net cash used in operating activities	$(8,998)	$(9,861)
Net cash used in investing activities	$(359)	$(302)
Net cash provided by financing activities	$3,294	$9,692

Cash Flows from Operating Activities

During the year ended March 31, 2026, operating activities used $8,998 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $7,131, offset by non-cash adjustments totaling $4,210 and a net cash outflow from changes in operating assets and liabilities of $6,077. Net cash used in changes in operating assets and liabilities was driven primarily by an increase in inventory of $2,812, an increase in accounts receivable of $1,821, an increase in prepaid and other current assets of $670, and a decrease in accrued expenses of $1,469. These outflows were partially offset by an increase in trade payables of $860. The increase in inventory reflects higher stock purchases to support the upcoming winter season and expanded sales channels and also improved inventory planning and purchasing timing, designed to enhance availability and support stronger sell-through performance in the second half of the fiscal year.

During the year ended March 31, 2025, operating activities used $9,861 in cash and cash equivalents and restricted cash, primarily resulting from a net loss of $15,939, offset by non-cash adjustments of $5,955 and a net cash inflow from changes in operating assets and liabilities of $123. Net cash used by changes in operating assets and liabilities was driven primarily by an increase in accrued expenses of $1,536, an increase in prepaid expenses and other current assets of $1,493, an increase in trade payables of $1,010, an increase in inventories of $937. These outflows were partially offset by a decrease in unearned revenue of $155 and a decrease in accounts receivable of $160.

Cash Flows from Investing Activities

During the year ended March 31, 2026, investing activities used $359 in cash and cash equivalents and restricted cash, compared to $302 for the same period in 2025, an increase of $57 or 18.9%. The current period capital expenditures related to the opening of the new pop-up stores in Verbier and other locations whereas the prior period capital expenditures related to an investment in our website infrastructure to enhance customer experience and support our digital growth initiative. These investments were consistent with the Company’s strategy to enhance brand visibility and expand its retail presence in key markets while maintaining disciplined capital allocation.

Cash Flows from Financing Activities

During the year ended March 31, 2026, financing activities provided $3,294 in cash and cash equivalents and restricted cash, primarily attributed to $4,050 of net proceeds from the sale of our common stock, $1,330 of net proceeds from short term borrowings, $5,590 of net proceeds from the issuance of notes payable to related parties, and $5,140 of net proceeds from the issuance of notes payable, offset by a $4,725 repayment of short term borrowings, $2,495 repayment of trade finance facility, $5,090 repayment of notes payable to related parties, and $506 payment of dividends on our Series AA Convertible Preferred Stock.

During the year ended March 31, 2025, financing activities provided $9,692 in cash and cash equivalents and restricted cash, primarily attributed to $5,792 of net proceeds from short term borrowings, $5,148 of net proceeds from issuance of preference shares and warrants, $2,845 of net proceeds from trade finance facilities, and $2,000 proceeds from a convertible note, offset by a $5,742 repayment of short term borrowings and $351 repayment of trade finance facilities.

Sources of Liquidity

Cash and cash equivalents and restricted cash

As of March 31, 2026, we had cash and cash equivalents of $1,151 compared to cash and cash equivalents of $6,159 and restricted cash of $1,350 as of March 31, 2025.

Revolver

As of March 31, 2026, we has an available secured, committed revolving line of credit, which provides for borrowings up to $10,000. We were in compliance with all associated covenants and there was an outstanding balance of $5,140 under the revolved as of March 31, 2026 which was due on March 30, 2028. Refer to Note 9 in Part II, Item 8 of this Form 10-K for further information regarding our revolver.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital, including deposits with our suppliers. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing revolver. As of March 31, 2026, we have $7,934 of minimum purchase obligations with our suppliers for our product lines that will be sold during the year ended March 31, 2027.

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

As of March 31, 2026, our sales-related reserves were $0.3 million compared to $0.6 million as of March 31, 2025. The most significant variable affecting these reserve balances is sales levels. As a percentage of Net sales, the sales reserves balances were 1.4% as of March 31, 2026 compared to 2.8% as of March 31, 2025. The reserve for returns from customers is the component of our sales-related reserves most susceptible to estimation uncertainty. These estimates are based on 1) historical rates of product returns and claims; and 2) events and circumstances that indicate changes to such historical rates are warranted, such as our customers’ inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, we record an adjustment to Net sales in the period in which such determination was made.

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

Warrants

We account for warrants as either equity- classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The fair value of the stock awards issued to employees and nonemployees under the 2021 Plan are estimated at each grant date using the Black-Scholes model which requires the input of the following subjective assumptions: (a) length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”), (b) The volatility of our common stock price over the expected term, (c) expected dividends, (d) risk-free interest rate over the option’s expected term, and estimated forfeiture rate. A summary of our significant assumptions for the pre-IPO stock awards is as follows:

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include:

Interest rate risk

The fair value of our cash equivalents, held primarily in cash deposits, have not been significantly impacted by increases or decreases in interest rates to date, due to the short-term nature of these instruments. The interest expense associated with our revolver is a fixed rate. We are exposed to interest rate risk where the interest expense associated with our financing arrangements in the event that the fixed interest rate associated with our financing arrangements is increased upon roll-over of the financing arrangement at its contractual maturity. Fluctuations in interest rates have not been significant to date. We do not expect that interest rates will have a material impact on our results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include:

Interest rate risk

The fair value of our cash equivalents, held primarily in cash deposits, have not been significantly impacted by increases or decreases in interest rates to date, due to the short-term nature of these instruments. The interest expense associated with our revolver is a fixed rate. We are exposed to interest rate risk where the interest expense associated with our financing arrangements in the event that the fixed interest rate associated with our financing arrangements is increased upon roll-over of the financing arrangement at its contractual maturity. Fluctuations in interest rates have not been significant to date. We do not expect that interest rates will have a material impact on our results of operations.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended  March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

(a)	Not applicable.

(b)	Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors :

Name	Age	Position
Executive Officers
Chath Weerasinghe	45	Chief Financial and Operating Officer
Jane Gottschalk	53	President, Chief Creative Officer and Director
Max Gottschalk	54	Executive Director and Chairman of the Board of Directors
Non-Executive Directors
Andre Keijsers	60	Director
Berndt Hauptkorn*	58	Director
Tim Nixdorff*	41	Director
Adam Epstein*	47	Director

* Tim Nixdorff, Berndt Hauptkorn, and Adam Epstein each resigned as directors of the Company effective June 11, 2026, June 12, 2026, and June 13, 2026, respectively.

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

Executive Officers

Chath Weerasinghe– Chief Financial Officer

Mr. Weerasinghe has served as our Chief Financial Officer since February 2025. He brings over a decade of senior finance and operations experience in the retail and apparel sector. Prior to joining the Company, he spent four years at Canada Goose, where he served as Senior Director of Finance & Services (2021–2022) and later as Vice President of Finance & Operations (2022–2024). From 2017 to 2021, he was Group Head of Finance and IT at MUJI Europe Holdings Limited, and previously held the role of European Finance and Accounting Manager at American Apparel (2011–2016). Mr. Weerasinghe holds a B.A. in Applied Accounting from Oxford Brookes University and an MBA from the University of East London. He completed the INSEAD Chief Operating Officer Executive Education Program in 2024 and is a Fellow of the Association of Chartered Certified Accountants (FCCA). On June 11, 2026, Mr. Weerasinghe notified the Company of his resignation from his positions as Chief Financial Officer, Chief Operating Officer, and principal financial and accounting officer, effective three months from the notice date in accordance with applicable Swiss law.

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

Max Gottschalk – Executive Director and Chairman of the Board of Directors

Mr. Gottschalk has served as Chairman of our board of directors since March 2021 and has also served on the boards of PMA since 2012 and PMUK since 2017. He was appointed Executive Director of the Company effective May 1, 2025, and continues to serve as Chairman of the Board. He is the Founder and CEO of Vedra Partners Ltd., a London- and Switzerland-based multi-family office and has extensive experience leading and advising investment entities across private equity, sustainable finance, and consumer goods. He is a Partner at Ocean 14 Capital Ltd., a fund focused on ocean sustainability, and holds director roles at Nurture Brands Ltd., Aeon Investment Ltd., and several holding entities of the Hycap Fund, an energy transition-focused private equity vehicle. Mr. Gottschalk previously co-founded Gottex Fund Management, a global asset management firm which he built and successfully listed on the Swiss stock exchange. Earlier in his career, he held senior roles at Bear Stearns in New York, leading fixed income hedge fund sales. Mr. Gottschalk holds a B.A. in Finance from the McIntire School of Commerce at the University of Virginia. We believe he is well-qualified to serve as Chairman due to his significant board experience, entrepreneurial track record, and broad expertise in investment management and strategic leadership.

Non-Executive Directors

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

Berndt Hauptkorn – Director

Mr. Hauptkorn has served on our board since October 2023. He is President, Europe Region, and Global Markets Officer at Chanel, overseeing operations across EMEA and coordinating global leadership. Previously, he was CEO at Uniqlo Europe and Bally International, and a Principal at BCG. He holds a Diplom-Kaufmann and Dr. rer. pol. in Business Administration from Friedrich-Alexander-University. We believe his global fashion industry expertise and leadership experience make him a valuable board member. On June 12, 2026, Mr. Hauptkorn notified the Company of his resignation as a director of the Company. Mr. Hauptkorn’s resignation was a result of disagreements with members of the Company’s management and the Board related to the Company’s strategic direction. At the time of his resignation, Mr. Hauptkorn served on the Board’s Nominating and Corporate Governance Committee and Audit Committee.

Tim Nixdorff – Director

Mr. Nixdorff joined our board in January 2024. He is CEO of GORE Technologies AG and COO of Neon Equity AG. He previously held executive roles at Rag & Bone, Galvan London, and BEJOND Germany. Mr. Nixdorff holds a Master’s in Economics from Technical University of Dortmund and a B.A. in Business Administration from the University of Duisburg-Essen. We believe his experience in fashion, marketing, and investment industries supports his role on our board. On June 11, 2026, Mr. Nixdorff notified the Company of his resignation as a director of the Company. Mr. Nixdorff’s resignation was a result of disagreements with members of the Company’s management and the Board related to the Company’s strategic direction. At the time of his resignation, Mr. Nixdorff served on the Board’s Nominating and Corporate Governance Committee and Compensation Committee.

Adam Epstein – Director

On May 29, 2025, the Board of Directors of Perfect Moment Ltd. elected Adam Z. Epstein as a director of the Company. Mr. Epstein is the Portfolio Manager and Chief Investment Officer of MAZE Investments LLC. Mr. Epstein has worked in the financial services industry for more than two decades and brings extensive experience in capital markets, strategy, investor communications, and corporate governance. Mr. Epstein holds a BA in economics from the University of Michigan, MA in economics from the University of California, Santa Barbara and MBA in finance from the UCLA Anderson School of Management. He also holds the Chartered Financial Analyst designation. On June 13, 2026, Mr. Epstein notified the Company of his resignation as a director of the Company. Mr. Epstein’s resignation was a result of disagreements with members of the Company’s management and the Board related to the Company’s corporate governance. At the time of his resignation, Mr. Epstein served on the Board’s Nominating and Corporate Governance Committee and Audit Committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such reports filed with the SEC and written representations from reporting persons, we believe that during the fiscal year ended March 31, 2026, all applicable Section 16(a) filing requirements were met in a timely manner, except Chath Weerasinghe, who filed one late Form 4, and Max Gottschalk, who filed one late Form 4.

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

Audit Committee

Andre Keijsers, Berndt Hauptkorn and Adam Eptein serve on the audit committee, which is chaired by Andre Keijsers. Our board of directors has determined that Andre Keijsers, Berndt Hauptkorn and Adam Eptein are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the NYSE American Company Guide, and each member has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Andre Keijsers as an “audit committee financial expert,” as defined under the applicable rules of the SEC. We intend to comply with the applicable independent requirements for all members of the audit committee within the time periods specified under such rules.

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

Nominating and Corporate Governance Committee

Andre Keijsers, Berndt Hauptkorn, Tim Nixdorff and Adam Eptsein serve on the nominating and corporate governance committee, which is chaired by Andre Keijsers. Our board of directors has determined that Andre Keijsers, Berndt Hauptkorn, Tim Nixdorff and Adam Epstein are “independent” as defined in the NYSE American Company Guide. We intend to comply with the applicable independent requirements for all members of the nominating and corporate governance committee within the time periods specified under such rules.

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

Family Relationships

Max Gottschalk, the Chairman of our board of directors, and Jane Gottschalk, our President, Chief Creative Officer and a member of our board of directors, are husband and wife. There are no other family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

During the fiscal year ended March 31, 2026, we paid cash and equity-based compensation to our non-employee directors for their service on our board of directors. We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

Each non-employee director receives an annual compensation package consisting of (i) a cash retainer of $25,000 and (ii) an annual equity grant with a value of $25,000, awarded in the form of stock options or RSUs at the discretion of the board.

As of March 31, 2026, our non-employee directors held 90,396 outstanding options and 95,109 unvested RSUs. Jane Gottschalk, our President and Chief Creative Officer, who served as a non-employee director until August 2022, held 68,172 vested options as of that date. Max Gottschalk, our Executive Director and Chairman from May 1, 2025, who served as a non-employee director until April 30, 2025, held 50,000 options, of which 12,500 were vested and exercisable as of March 31, 2026.

We have implemented a compensation plan for our non-employee directors, such that non-employee directors will receive an annual cash retainer and/or an annual grant of stock options or RSUs. Our committee chairpersons will not receive certain additional retainer fees. Our directors who are also our employees or officers will not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred in connection with their attendance at meetings.

Compensation to our board of directors will be reviewed annually, and changes will be recommended by the compensation committee and approved by our board of directors.

Director Compensation Table

The following table discloses the cash fees, bonuses and stock awards and total compensation earned, paid or awarded to each of our non-employee directors during the fiscal year ended March 31, 2026. Columns disclosing compensation under the headings “Non-Equity Incentive Plan Compensation,” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” are not included because no compensation in these categories was awarded to, earned by or paid to our non-employee directors in the fiscal year ended March 31, 2026. The dollar amounts shown are in U.S. dollars. The amounts originally in British pounds were converted to U.S. dollars for this table using the average of the average exchange rates for each fiscal month during the applicable fiscal year.

Name(1)	Fees Earned or Paid in Cash ($)	Option Repurchase Excess ($)	Option/RSU Awards ($)	Total ($)
Max Gottschalk	$15,764	$-	$-	$15,764	(2)
Tracy Barwin	$26,042	$7,417	$25,000	$58,458	(3)
Andre Keijsers	$31,250	$7,417	$41,041	$79,708	(3)
Berndt Hauptkorn	$31,250	$6,181	$25,000	$62,431	(3)
Tim Nixdorff	$31,250	$6,181	$25,000	$62,431	(3)
Adam Epstein	$22,917	$-	$25,000	$47,917	(3)

(1)	Chath Weerasinghe, Chief Financial Officer, Jane Gottschalk, Director and President, Chief Creative Officer, and Max Gottschalk, Executive Director and Chairman from May 1, 2025, are not included in this table for the period from May 1, 2025 onwards, as they were serving in executive capacities and thus their compensation for that period is disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report. The amount reported for Mr. Gottschalk in this table reflects only his director fees earned prior to his transition to Executive Director on May 1, 2025.

(2)	The amount reported for Mr. Gottschalk represents a one-time fee of £12,000 paid in April 2025 in his capacity as a non-employee director, converted to U.S. dollars using the average exchange rate for April 2025.

(3)	The amounts reported for Ms. Barwin, Mr. Keijsers, Mr. Hauptkorn, Mr. Nixdorff, and Mr. Epstein represent their director fees for the fiscal year ended March 31, 2026.

(4)	During the fiscal year ended March 31, 2026, the Company repurchased stock options from certain non-employee directors at a fair market value of $0.2857 per option. The Black-Scholes value of the options at the time of repurchase was $0.114 per option. The excess of the repurchase price over the Black-Scholes value, representing $0.1717 per option, has been included in the table above as additional compensation. The number of options repurchased were 43,200 for Ms. Barwin, 43,200 for Mr. Keijsers, 36,000 for Mr. Hauptkorn, and 36,000 for Mr. Nixdorff.

(5)	Mark Buckley ceased serving as Chief Executive Officer of the Company on January 31, 2025, and continued to serve as a member of the Board of Directors until the Annual General Meeting held on January 15, 2026, at which time he did not stand for re-election. Mr. Buckley did not receive any director compensation during the fiscal year ended March 31, 2026.

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

Independent Director Compensation

Effective July 1, 2025, the Company revised its non-employee director compensation structure. Under the revised arrangement, each independent director receives a total annual compensation of $50,000, comprising $25,000 payable in cash in monthly installments and $25,000 payable in the form of stock options or RSU awards. This revised structure applied to all independent directors, including Adam Epstein who joined the Board on June 1, 2025. Prior to July 1, 2025, independent directors received an annual cash fee of $50,000 payable in monthly installments, in addition to equity awards granted pursuant to their respective Independent Director Agreements. We have entered into a standard indemnification agreement with each of our independent directors and reimburse pre-approved business expenses incurred in connection with their service on the Board.

Andre Keijsers

On September 15, 2023, we entered into an Independent Director Agreement with Mr. Keijsers, under which he initially received an annual cash fee of $50,000 (payable in monthly installments) and was granted options to purchase 30,000 shares of common stock under the 2021 Plan. On March 5, 2024, he received an additional grant of 13,200 options. All options vest annually over four years from the agreement date and have a five-year term, subject to continued service and the terms of the applicable plan and award agreements. On September 18, 2025, the Company granted Mr. Keijsers an additional 40,000 options in recognition of his role as Chairman of the Audit, Compensation, and Nominating and Corporate Governance Committees. Of these options, 20,000 vested immediately on September 18, 2025, with the remainder vesting in equal installments of 2,500 shares on October 1, 2025, January 1, April 1, July 1, and October 1, 2026, and January 1, April 1, and July 1, 2027. During the fiscal year ended March 31, 2026, the Company repurchased 43,200 of Mr. Keijsers’ stock options at a fair market value of $0.2857 per option, compared to a Black-Scholes value of $0.114 per option at the time of repurchase.

Berndt Hauptkorn

On September 15, 2023, we entered into an Independent Director Agreement with Mr. Hauptkorn, under which he initially received an annual cash fee of $50,000 (payable in monthly installments) and was granted options to purchase 30,000 shares of common stock under the 2021 Plan. On March 5, 2024, he received an additional grant of 6,000 options. Option terms, vesting, and other conditions are consistent with those described above. During the fiscal year ended March 31, 2026, the Company repurchased 36,000 of Mr. Hauptkorn’s stock options at a fair market value of $0.2857 per option, compared to a Black-Scholes value of $0.114 per option at the time of repurchase.

Tim Nixdorff

On January 18, 2024, we entered into an Independent Director Agreement with Mr. Nixdorff, under which he initially received an annual cash fee of $50,000 (payable in monthly installments) and was granted options to purchase 30,000 shares of common stock under the 2021 Plan. On March 5, 2024, he received an additional grant of 6,000 options. Option terms, vesting, and other conditions are consistent with those described above. During the fiscal year ended March 31, 2026, the Company repurchased 36,000 of Mr. Nixdorff’s stock options at a fair market value of $0.2857 per option, compared to a Black-Scholes value of $0.114 per option at the time of repurchase.

Tracy Barwin

On October 23, 2023, we entered into an Independent Director Agreement with Ms. Barwin, under which she initially received an annual cash fee of $50,000 (payable in monthly installments) and was granted options to purchase 30,000 shares of common stock under the 2021 Plan. On March 5, 2024, she received an additional grant of 13,200 options. Option terms, vesting, and other conditions are consistent with those described above. During the fiscal year ended March 31, 2026, the Company repurchased 43,200 of Ms. Barwin’s stock options at a fair market value of $0.2857 per option, compared to a Black-Scholes value of $0.114 per option at the time of repurchase. Ms. Barwin served as a director until the Annual General Meeting held on January 15, 2026, at which time she was not proposed for re-election by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding equity awards as of March 31, 2026:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Andre Keijsers	9/18/2025	25,000	15,000	$0.48	9/17/2035	—	—	—	—
	10/1/2025	32,698	33,060	$0.46	9/30/2036	—	—	—	—
Berndt Hauptkorn	10/1/2025	—	—	—	—	27,174	$7,038	—	—
Tim Nixdorff	10/1/2025	—	—	—	—	27,174	$7,038	—	—
Adam Epstein	10/1/2025	32,698	33,060	$0.46	1/1/2036	—	—	—	—

(1)	Market value calculated based on the closing price of the Company’s common stock on March 31, 2026 of $0.259 per share.

(2)	Options vest as follows: 20,000 options vested on September 18, 2025. Thereafter, options vest in installments of 2,500 shares on October 1, 2025, January 1, April 1, July 1, and October 1, 2026, and January 1, April 1, and July 1, 2027.

(3)	Options vest as follows: 16,440 options on December 31, 2025 and March 31, 2026, and 16,439 options on June 30, 2026 and September 30, 2026.

(4)	Represents unvested RSUs granted on October 1, 2025. The RSUs vest quarterly: 13,587 shares on December 31, 2025, 13,587 on March 31, 2026, 13,587 on June 30, 2026, and 13,587 on September 30, 2026.

(5)	Tracy Barwin ceased to serve as a non-employee director effective January 15, 2026. Her remaining 40,761 unvested RSUs were forfeited upon her departure.

Executive Compensation

Named Executive Officers

For the fiscal year ended March 31, 2026, our named executive officers (“Named Executive Officers”) include the following individuals who held executive roles during the year:

●	Jane Gottschalk, who was appointed President of the Company effective February 3, 2025, and also continues to serve as our Chief Creative Officer.
●	Chathura Weerasinghe, who was appointed Chief Financial Officer and Chief Operating Officer effective February 3, 2025.
●	Max Gottschalk, who was appointed Executive Director effective May 1, 2025, and also continues to serve as Chairman of the Board

These individuals are collectively referred to as our Named Executive Officers for the purposes of this Annual Report.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during the fiscal year ended March 31, 2026.

The dollar amounts shown are in U.S. dollars. The amounts originally in British pounds were converted to U.S. dollars for this table using the average of the average exchange rates for each fiscal month during the applicable fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

Jane Gottschalk	2026	268,058		-		120,250	(11)	-		-	388,308
Jane Gottschalk	2025	257,921	(1)	-		-		-		-	257,921
Chief Creative Officer	2024	251,380	(2)	187,916	(2)	-		1,054,668	(9)	-	1,493,964

Chath Weerasinghe	2026	419,153		-		120,250		-		-	539,403
Chath Weerasinghe	2025	64,480	(10)	20,000	(10)	240,000	(10)				324,480
Chief Financial Officer (from Feb. 3, 2025)

Max Gottschalk	2026	276,441				96,200				8,585	381,226
Executive Director & Chairman of the Board

(1)	Reflects actual earnings for the fiscal year ended March 31, 2025.
(2)	Reflects actual earnings for the fiscal year ended March 31, 2024.
(3)	On February 12, 2024, we paid a bonus for the successful initial public offering and listing on NYSE American.
(6)	Reflects actual earnings for the fiscal year ended March 31, 2023, which may differ from approved 2023 base salary due to start date.
(7)	Reflects actual earnings for the fiscal year ended March 31, 2024, which may differ from approved 2023 base salary due to start date.
(8)	On March 5, 2024, we granted Mr. Clayborne a stock option to purchase up to 300,000 shares of our common stock pursuant to his employment agreement at an exercise price of $4.10 per share. The options were forfeited upon his termination on January 31, 2025.
(9)	On March 5, 2024, we granted Ms. Gottschalk a stock option to purchase up to 300,000 shares of our common stock at an exercise price of $4.10 per share. The option is not currently vested and will vest equally over four years from July 18, 2023, and will expire on March 4, 2029.
(10)	On February 3, 2025, we entered into an employment agreement with Mr. Weerasinghe for his service as Chief Financial Officer and Chief Operating Officer, which provides for a base salary of £300,000 per year and a sign-on bonus of £20,000 paid on his start date. He is eligible for a performance bonus of up to 50% of base salary. On February 3, 2025, we granted Mr. Weerasinghe 300,000 RSUs under the 2021 Equity Incentive Plan at a grant date fair value of $0.80 per unit. The RSUs will vest as follows: 75,000 on the first anniversary of the grant date, and 18,750 quarterly thereafter over three years, subject to continued service.
(11)	Reflects RSUs granted during the fiscal year ended March 31, 2026. In December 2024, the Board approved the grant of 300,000 RSUs under the 2021 Equity Incentive Plan at a grant date fair value of $1.12 per RSU, with a four-year annual vesting schedule beginning October 20, 2024. On September 18, 2025, the Company granted Ms. Gottschalk an additional 250,000 RSUs at a grant date fair value of $0.48 per RSU, vesting quarterly over four years with the first vesting on December 31, 2025.
(12)	The amount reported represents the excess of the repurchase price over the Black-Scholes value of stock options repurchased by the Company from Mr. Gottschalk during the fiscal year ended March 31, 2026. The Company repurchased 50,000 options at a fair market value of $0.2857 per option, compared to a Black-Scholes value of $0.114 per option at the time of repurchase. The excess of $0.1717 per option has been treated as additional compensation.

Employment Agreements

Named Executive Officers

Jane Gottschalk

On September 7, 2022, we entered into an employment agreement with Ms. Gottschalk through PMUK for her role as Chief Creative Officer, effective September 1, 2022. She receives an annual base salary of £200,000 and was eligible for a £50,000 guaranteed bonus on her first anniversary, which she waived. Future bonuses are performance-based.

On February 3, 2025, the Board appointed Ms. Gottschalk President of the Company in addition to her ongoing role as Chief Creative Officer, and she currently serves as President and Chief Creative Officer. In December 2024, the Board approved the cancellation of Ms. Gottschalk’s 300,000 stock options and granted her 300,000 RSUs under the 2021 Equity Incentive Plan, with a grant date fair value of $1.12 per RSU and a four-year annual vesting schedule beginning October 20, 2024.

On September 18, 2025, the Company granted Ms. Gottschalk an additional 250,000 RSUs under the 2021 Equity Incentive Plan at a grant date fair value of $0.48 per RSU, vesting quarterly over four years with the first vesting on December 31, 2025.

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

Chath Weerasinghe - Chief Financial Officer (from Feb. 3, 2025)

On February 3, 2025, the Company entered into an employment agreement with Chath Weerasinghe for his service as Chief Financial Officer and Chief Operating Officer of the Company.

The terms of Mr. Weerasinghe’s employment agreement provide for a base salary of £300,000 per year and allow for a performance bonus of up to 50% of his annual salary, subject to achieving certain performance targets. Additionally, per the terms of the employment agreement, Mr. Weerasinghe received a sign-on bonus of £20,000, paid on his start date of February 3, 2025. Mr. Weerasinghe is entitled to participate in the Company’s 2021 Equity Incentive Plan, with 300,000 restricted stock units granted as of his start date at a grant date fair value of $0.80 per RSU. The RSUs vest over a period of four years, with 75,000 RSUs vesting on the twelve-month anniversary of the start date and the remaining RSUs vesting quarterly over three years at 18,750 RSUs per quarter, subject to continued service.

On September 18, 2025, the Company granted Mr. Weerasinghe an additional 250,000 RSUs under the 2021 Equity Incentive Plan at a grant date fair value of $0.48 per RSU, vesting quarterly over four years with the first vesting on December 31, 2025, subject to continued service.

Max Gottschalk — Executive Director (from May 1, 2025) and Chairman of the Board

Effective May 1, 2025, the Company entered into a consulting agreement with Max Gottschalk for his service as Executive Director and Chairman of the Board of the Company. Under the terms of the consulting agreement, Mr. Gottschalk receives a monthly fee of CHF 20,080.15 for services rendered in his executive capacity. The compensation payable under the consulting agreement is in lieu of any other cash payments or equity awards Mr. Gottschalk may otherwise have been entitled to receive as a member of the board of directors. Prior to May 1, 2025, Mr. Gottschalk served as a non-employee director under a separate consulting agreement dated May 15, 2019, pursuant to which he received a monthly fee of £12,000.

During the fiscal year ended March 31, 2026, the Company granted Mr. Gottschalk 200,000 RSUs under the 2021 Equity Incentive Plan, with a grant date of September 18, 2025, vesting quarterly over four years with the first vesting on December 31, 2025. The consulting agreement may be terminated by either party in accordance with its terms.

2021 Equity Incentive Plan

The board of directors and stockholders adopted our 2021 Equity Incentive Plan on August 24, 2021. Our 2021 Equity Incentive Plan, as amended (the “2021 Plan”), provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of March 31, 2026, there were 4,799,957 shares of our common stock granted or available for grant under the 2021 Plan of which 2,918,944 are allocated to employees and consultants (vested and non-vested), 480,212 are allocated to Directors (vested and non-vested), and 1,400,801 were unallocated.

Authorized Shares

The number of shares of our common stock available for issuance under the 2021 Plan also includes an annual increase on the first day of each fiscal year beginning with the fiscal year ending March 31, 2026 and ending on (and including) the fiscal year ending March 31, 2031, in an amount equal to the least of:

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

Stock Options

Stock options may be granted under the 2021 Plan in such amounts as the administrator will determine in accordance with the terms of the 2021 Plan. The exercise price of options granted under the 2021 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an option will be stated in the award agreement, and in the case of an incentive stock option, may not exceed 10 years. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of our outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price must equal at least 110% of the fair market value on the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares, or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After a participant ceases to provide service as an employee, director, or consultant, he or she may exercise his or her option for the period of time stated in his or her award agreement. In the absence of a specified time in an award agreement, if the cessation of service is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the cessation of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of options.

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

Restricted Stock

Restricted stock may be granted under the 2021 Plan. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator (if any). The administrator will determine the number of shares of restricted stock granted to any employee, director, or consultant, and, subject to the provisions of the 2021 Plan, will determine any terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

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

The following table sets forth, for each executive officer, certain information concerning outstanding equity awards as of March 31, 2026:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Max Gottschalk	9/18/2025	—	—	—	—	175,000	$45,325	—	—
Jane Gottschalk	10/20/2024	—	—	—	—	225,000	$58,275	—	—
	9/18/2025	—	—	—	—	218,750	$56,656	—	—
	8/24/2021	68,172	—	$3.50	7/1/2026	—	—	—	—
Chath Weerasinghe	2/3/2025	—	—	—	—	225,000	$58,275	—	—
	9/18/2025	—	—	—	—	218,750	$56,656	—	—

(1)	Market value calculated based on the closing price of the Company’s common stock on March 31, 2026 of $0.259 per share.
(2)	Represents 175,000 unvested RSUs granted under the X3 deal on September 18, 2025. These RSUs vest quarterly over four years, with the first vesting on December 31, 2025.
(3)	Represents unvested RSUs granted on October 20, 2024. These RSUs vest over 3 years with a cliff vesting schedule beginning October 20, 2024.
(4)	Represents unvested RSUs granted under the X3 deal on September 18, 2025. These RSUs vest quarterly over four years, with the first vesting on December 31, 2025.
(5)	Represents 68,172 fully vested but unissued stock options.
(6)	Represents unvested RSUs granted on February 3, 2025. 25% (75,000) vest on the 12-month anniversary of the grant date (February 3, 2026) and the remaining 75% vest quarterly over the remaining 3 years in installments of 18,750 RSUs.
(7)	Represents unvested RSUs granted under the X3 deal on September 18, 2025. These RSUs vest quarterly over four years, with the first vesting on December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The board of directors and stockholders adopted our 2021 Equity Incentive Plan on August 24, 2021. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of March 31, 2026, there were 4,799,957 shares of our common stock granted or available for grant under the 2021 Plan.

The following information is as of March 31, 2026.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in third column)
Equity compensation plans approved by securityholders	2,061,304	$0.39	2,738,653
Equity compensation plans not approved by securityholders	136,344	$0.01	-
Total	2,197,648	$0.31	2,738,653

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 26, 2026 for each person, or group of affiliated persons, known to us to beneficially own more than 5% of the common stock. The common stock is our only class of voting securities which is currently outstanding.

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

In the following table, percentage ownership is based on 53,108,780 based on the beneficial ownership of our common stock as of June 26, 2026. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of June 30, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common stock	Kahala 19(1)	7,125,750	13.4%
Common stock	Krane Capital LLC	6,060,606	11.4%
Common stock	X3 Higher Moment Fund LLC	9,278,379	17.5%

(1)	Kahala 19 beneficially owns 7,125,750 shares of Common Stock. The address of Kahala 19 is 11550 Meridian ST, Ste 125, Carmel IN 46032
(2)	Krane Capital LLC beneficially owns 6,060,606 shares of Common Stock. The address of Krane Capital LLC is 280 Park Avenue, 32nd Floor, New York, NY
(3)	X3 Higher Moment Fund LLC directly holds 3,172,858 shares of Common Stock and has the right to acquire an additional 6,105,521 shares through warrants. The principal office of X3 Higher Moment Fund LLC is located at 3033 Excelsior Blvd, Minneapolis, Minnesota 55416.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 26, 2026 for each of our directors, named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the address of each of the following persons is The Gramophone Works, 326 Kensal Rd, London W10 5BZ, United Kingdom, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common stock	Named Executive Officers and Directors:
	Max Gottschalk(2)	10,786,496	20.3%
	Chath Weerasinghe (3)	159,375	*
	Jane Gottschalk(4)	10,786,496	20.3%
	Andre Keijsers(5)	92,182	*
	All directors and executive officers as a group	10,945,871	20.6%

*	Less than 1%.

(2)	Consists of (i) 10,758,371 shares of Common Stock held directly and through Joachim Gottschalk & Associates Ltd. (“JGA”); (ii) 15,625 shares of Common Stock issuable upon the vesting of RSUs held by Mr. Gottschalk’s spouse, Jane Gottschalk, on June 30, 2026; and (iii) 12,500 shares of Common Stock issuable upon the vesting of Mr. Gottschalk’s RSUs on June 30, 2026

(3)	Consists of (i) 106,250 shares of Common Stock from vested RSUs; (ii) 18,750 shares of Common Stock issuable upon the vesting of RSUs on May 3, 2026; (iii) 18,750 shares of Common Stock issuable upon the vesting of RSUs on August 3, 2026; and (iv) 15,625 shares of Common Stock issuable upon the vesting of RSUs on June 30, 2026.

(4)	Consists of (i) 10,758,371 shares of Common Stock beneficially owned through JGA (as described in footnote (1) above, which Ms. Gottschalk shares with Mr. Gottschalk); (ii) 12,500 shares of Common Stock issuable upon the vesting of RSUs held by Ms. Gottschalk’s spouse, Max Gottschalk, on June 30, 2026; and (iii) 15,625 shares of Common Stock issuable upon the vesting of Ms. Gottschalk’s RSUs on June 30, 2026.

(5)	Consists of (i) 13,045 shares of Common Stock held directly; (ii) 30,000 shares of Common Stock issuable upon the exercise of stock options exercisable on or before August 29, 2026, comprising 25,000 vested options plus 2,500 vesting on April 1, 2026 and 2,500 vesting on July 1, 2026, each at an exercise price of $0.48 per share; and (iii) 49,137 shares of Common Stock issuable upon the exercise of stock options exercisable on or before August 29, 2026, comprising 32,698 vested options plus 16,439 vesting on June 30, 2026, at an exercise price of $0.46 per share.

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

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” the following is a description of all related person transactions that occurred during the fiscal year ended March 31, 2026.

Consulting Agreements with Directors

Certain directors of the Company and its subsidiaries provided consulting and advisory services to the Company, as non-employees, recognized in selling, general and administrative expenses in our consolidated financial statements contained elsewhere in this Annual Report. As of March 31, 2026, $9,000 of these expenses were unpaid.

Below are the directors of the Company and its subsidiaries, that provided consulting and advisory services during the year.

	Year Ended March 31, 2026	Year Ended March 31, 2025

(Amounts in thousands)
(A) Max Gottschalk (director of the Company)	$292	$185
Total Expenses	$292	$185

(A)	We, through PMA, were party to a consulting agreement with Max Gottschalk, dated May 15, 2019, pursuant to which Mr. Gottschalk received fees for services rendered amounting to £12,000 per month in his capacity as a non-employee director. Effective May 1, 2025, Mr. Gottschalk transitioned to the role of Executive Director and Chairman of the Board under a new consulting agreement, pursuant to which he receives a monthly fee of CHF 20,080.15. The amount reported above reflects the aggregate fees paid to Mr. Gottschalk during the fiscal year ended March 31, 2026, comprising $15,764 paid under the prior consulting agreement for the period April 1 to April 30, 2025, and $276,441 paid under the new consulting agreement for the period May 1, 2025 to March 31, 2026. Mr. Gottschalk’s compensation is disclosed in further detail in the Summary Compensation Table appearing elsewhere in this Annual Report.

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

Director Independence

As our common stock was listed for trading on the NYSE American during the fiscal year ended March 31, 2026, we have evaluated independence in accordance with the rules of the NYSE American Company Guide and the SEC with respect to each director and director nominee. Our board of directors undertook a review of the independence of its members and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon the information requested from and provided by each director concerning their background, employment, and affiliations, including family relationships, our Board has determined that each of the following non-employee directors are independent as that term is defined under the rules of the NYSE American Company Guide.

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

Based on these standards, our board of directors determined Jane Gottschalk, and Max Gottschalk were not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table shows the fees that we paid for audit and other services provided by Weinberg & Company, P.A., our independent registered public accounting firm for fiscal years ended 2026 and 2025, respectively (amounts in thousands).

Fees	2026	2025
Audit Fees	$219	$272
Audit Related Fees	6	44
Tax Fees	-	-
Other Fees related to initial public offering	-	-
Total Fees	$225	$316

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Perfect Moment Ltd and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perfect Moment Ltd and Subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026 and 2025, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring losses, had a net loss and used cash in operations during the year ended March 31, 2026, and the Company had a stockholders’ deficit at March 31, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

June 29, 2026

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2026	March 31, 2025
ASSETS

Current assets:
Cash and cash equivalents	$1,151	$6,159
Restricted cash	-	1,350
Accounts receivable, net	2,146	886
Inventories, net	3,897	1,567
Prepaid and other current assets	2,950	2,812
Total current assets	10,144	12,774
Long term assets:
Operating lease right-of-use assets	1,003	44
Property and equipment, net	499	483
Other non-current assets	582	36
Total assets	$12,228	$13,337
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Trade payables	$3,601	$2,594
Accrued expenses	2,859	4,233
Trade finance facility	-	2,495
Short-term borrowings, net	-	1,851
Operating lease obligations, current	37	44
Deferred revenue	245	264
Total current liabilities	6,742	11,481
Long term liabilities:
Line of credit from related party, non-current	5,140	-
Operating lease obligations, non-current	1,032	-
Total liabilities	12,914	11,481
Commitments and contingencies (see Note 14 )
Stockholders’ (deficit) equity:
Series AA convertible preferred stock, $0.0001 par value, 1,800,000 shares authorized; Nil shares and 924,921 shares issued and outstanding as of March 31, 2026 and 2025, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized: 47,048,174 and 19,291,000 shares issued and outstanding as of March 31, 2026 and 2025, respectively	4	2
Additional paid-in-capital	71,663	66,793
Accumulated other comprehensive loss	(306)	(23)
Accumulated deficit	(72,047)	(64,916)
Total stockholders’ (deficit) equity	(686)	1,856
Total liabilities and stockholders’ (deficit) equity	$12,228	$13,337

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year Ended March 31, 2026	Year Ended March 31, 2025

Revenue, net	$23,603	$21,501
Cost of sales	7,644	11,072
Gross profit	15,959	10,429
Operating expenses:
Selling, general and administrative expenses	17,965	20,685
Marketing and advertising expenses	3,234	3,540
Total operating expenses	21,199	24,225
Loss from operations	(5,240)	(13,796)
Other income (expense), net:
Interest expense and finance costs (including $1,002 and $0 of interest to related parties)	(2,280)	(2,046)
Foreign currency transactions gain (loss)	4	(107)
Other income	385	10
Total other expense, net	(1,891)	(2,143)
Net Loss	(7,131)	(15,939)
Dividends on Series AA Convertible Preferred Stock	(506)	-
Net loss attributable to common stockholders	$(7,637)	$(15,939)
Basic and diluted loss per share attributable to common stockholders	$(0.23)	$(0.99)
Basic and diluted weighted-average number of shares outstanding	33,074,619	16,095,138
Other comprehensive loss
Net loss	$(7,131)	$(15,939)
Foreign currency translation (loss) gain	(283)	62
Comprehensive loss	$(7,414)	$(15,877)

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended March 31, 2026 and 2025

(Amounts in thousands, except share data)

	Preference Shares									Accumulated		Total
	Series AA Convertible		Series A Convertible		Series B Convertible		Common Shares		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance -March 31, 2024	-	$-	-	$-	-	$-	15,653,449	$1	$56,824	$(85)	$(48,977)	$7,763
Stock compensation for employee vested options	-	-	-	-	-	-	-	-	715	-	-	715
Stock compensation for employee vested RSUs	-	-	-	-	-	-	285,449	-	619	-	-	619
Fair value of shares issued for services	-	-	-	-	-	-	1,352,102	-	1,488	-	-	1,488
Issuance of Series AA Convertible Preferred Stock and warrants, net	924,921	-	-	-	-	-	-	-	5,148	-	-	5,148
Issuance of common stock upon conversion of convertible debt	-	-	-	-	-	-	2,000,000	1	1,999	-	-	2,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	62	-	62
Net loss	-	-	-	-	-	-	-	-	-	-	(15,939)	(15,939)
Balance - March 31, 2025	924,921	-	-	-	-	-	19,291,000	2	66,793	$(23)	(64,916)	1,856

Stock compensation for employee vested options	-	-	-	-	-	-	-	-	226	-	-	226
Stock compensation for employee vested RSUs	-	-	-	-	-	-	367,935	-	250	-	-	250
Cancellation of employee vested options	-	-	-	-	-	-	-	-	(23)	-	-	(23)
Fair value of shares issued for services	-	-	-	-	-	-	100,000	-	62	-	-	62
Fair value of RSUs issued to related party as a finance cost	-	-	-	-	-	-	652,253	-	305	-	-	305
Issuance of common stock upon extinguishment of Related Party Note	-	-	-	-	-	-	1,692,694	-	508	-	-	508
Issuance of common stock and warrants in public offering, net	-	-	-	-	-	-	10,313,128	1	2,620	-	-	2,621
Issuance of common stock and warrants under securities purchase agreement, net	-	-	-	-	-	-	3,172,858	-	1,429	-	-	1,429
Conversion of Series AA Convertible Preferred Stock into common stock	(924,921)	-	-	-	-	-	11,458,306	1	(1)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(283)	-	(283)
Dividends on Series AA Convertible Preferred Stock	-	-	-	-	-	-	-	-	(506)	-	-	(506)
Net loss	-	-	-	-	-	-	-	-	-	-	(7,131)	(7,131)
Balance – March 31, 2026	-	$-	-	$-	-	$-	47,048,174	$4	$71,663	$(306)	$(72,047)	$(686)

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
Operating activities:
Net loss	$(7,131)	$(15,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323	342
Bad debt expense	541	(21)
Inventory reserve	457	1,599
Stock based compensation	476	1,334
Amortization of stock-based marketing services shares issued for services	558	910
Amortization of debt finance costs	1,849	1,801
Other	6	(10)
Effect of changes in assets and liabilities:
Accounts receivable, net	(1,821)	160
Inventories, net	(2,812)	(937)
Prepaid and other current assets	(670)	(1,493)
Operating lease right-of-use assets	102	99
Other non-current assets	(198)	3
Operating lease obligations	(52)	(100)
Trade payables	860	1,010
Accrued expenses	(1,469)	1,536
Deferred revenue	(17)	(155)
Net cash used in operating activities	(8,998)	(9,861)
Investing activities:
Purchases of property and equipment	(359)	(302)
Net cash used in investing activities	(359)	(302)
Financing activities:
Proceeds from issuance of common stock and warrants, net	4,050	-
Proceeds from issuance of preference shares and warrants, net	-	5,148
Proceeds from convertible debt obligations	-	2,000
Proceeds from trade finance facilities, net	-	2,845
Repayment of trade finance facilities	(2,495)	(351)
Proceeds from short-term borrowings, net	1,330	5,792
Repayment of short-term borrowings	(4,725)	(5,742)
Proceeds from line of credit – related party	5,140	-
Proceeds from notes payable – related party, net	5,590	-
Repayment of notes payable – related party	(5,090)	-
Payment of dividends on Series AA Convertible Preferred Stock	(506)	-
Net cash provided by financing activities	3,294	9,692
Effect of exchange rate changes on cash	(295)	70
Net change in cash	(6,358)	(401)
Cash and cash equivalents and restricted cash - beginning of period	7,509	7,910
Cash and cash equivalents and restricted cash - end of period	$1,151	$7,509
Supplemental disclosures of cash flow information:
Interest paid on borrowings and bank loans	$1,660	$154
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$1,151	$6,159
Restricted cash	-	1,350
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,151	$7,509
Supplemental disclosure of non-cash investing and financing activities:
Recognition of operating lease right of use assets and lease obligations	$1,077	$-
Recognition of debt discounts on short-term borrowings	$658	$2,886
Fair value of shares issued to extinguish a note payable and accrued interest – related party	$508	$-
Financing costs included in accounts payable and accrued expenses	$353	$-
Fair value of RSUs issued as a finance cost on notes payable – related party	$305	$-
Fair value of shares issued in exchange for services to be received	$62	$1,488
Cancellation of employee vested options	$23	$-
Conversion of convertible debt to common stock	$-	$2,000

The accompanying notes are an integral part of these consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

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

References to GAAP issued by the FASB in these accompanying notes to the financial statements are to the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Principles of consolidation

These consolidated financial statements include the accounts of Perfect Moment Ltd. and its wholly owned subsidiaries; Perfect Moment Asia Limited (“PMA”), Perfect Moment (UK) Limited (“PMUK”), Perfect Moment USA, Inc. (“PMUSA”), Perfect Moment International AG (“PMCH”), Perfect Moment Netherlands B.V (“PMBV”), and Perfect Moment TM Sarl (“PMTM”). All significant intercompany balances and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

Through March 31, 2026, the Company has funded its operations with proceeds from the sale of common stock from the initial public offering, and other sales of common stock; the sale of preferred stock, alongside existing trade, invoice and other financing arrangements.  The Company has incurred recurring losses, including a net loss of $7,131 for the year ended March 31, 2026 and used cash in operations of $8,998 during that period. As of March 31, 2026, the Company had an accumulated deficit of $72,047 and a stockholders’ deficit of $686. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these consolidated financial statements were available to be issued. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Emerging Growth Company

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Revenue Recognition

Revenues are recognized when the Company’s performance obligations are satisfied as evidenced by transfer of control of promised goods to customers or consumers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. For transactions within the Company’s wholesale channel, control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. For inventories sold on consignment to wholesalers, the Company records revenue when the inventory is sold to the third-party customer by the wholesaler. For transactions within the Company’s direct-to-consumer (“DTC”) channel, control generally transfers to the consumer at the time of sale within retail stores and generally upon receipt by the consumer with respect to e-commerce transactions. In certain arrangements, the Company receives payment before the customer receives the promised good. These payments are initially recorded as deferred revenue, a contract liability, and recognized as revenue in the period when control is transferred to the customer.

The amount of consideration the Company expects to be entitled to receive and recognize as revenue, net across both wholesale and DTC channels varies with changes in sales returns, other accommodations and incentives offered. The Company estimates expected sales returns and other accommodations, such as chargebacks and markdowns, and records a sales reserve to reduce revenue. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates are warranted. However, actual returns and claims in any future period are inherently uncertain and thus may differ from estimates. As a result, the Company adjusts estimates of revenue at the earlier of when the most likely amount of consideration the Company expects to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, the Company records an adjustment to revenue, net in the period in which it made such determination. As of March 31, 2026 and 2025, the provision for returns was $341 and $594, respectively, and included as a component of accrued expenses on the accompanying consolidated balance sheets.

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

As of March 31, 2026 and 2025, the Company did not have any contract assets and had $245 and $264, respectively, of deferred revenue on the accompanying consolidated balance sheets.

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

For the years ended March 31, 2026 and 2025 revenue, net recognized from performance obligations related to prior periods were not material. Revenue, net expected to be recognized in any future period related to remaining performance obligations is not material.

Disaggregated revenue

The following table disaggregates the Company’s revenue, net by channel and geographic location:

	Year ended March 31, 2026	Year ended March 31, 2025

Channel revenue, net
Wholesale revenues	$14,393	$10,111
Ecommerce revenues	8,256	10,060
Retail revenues	69	775
Partnership revenues	885	555
Total revenue, net	$23,603	$21,501
Geographic location revenue, net
Europe (excluding United Kingdom)	$9,995	$7,202
United States	7,782	8,236
United Kingdom	3,443	4,168
Rest of the world	2,383	1,895
Total revenue, net	$23,603	$21,501

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

Advertising costs, including the costs to produce advertising, are expensed in the period incurred. Total advertising expense was $1,264 and $1,646 for the years ended March 31, 2026 and 2025, respectively.

Cash and cash equivalents and restricted cash

Cash and cash equivalents consist of cash on hand and bank balances with original maturities of three months or less. The Company has not experienced any losses related to these balances, and management believes the Company’s credit risk to be minimal.

Restricted cash consists of cash deposits and certificate of deposits under the Company’s trade finance facility (see Note 8). Restricted cash is classified as current on the accompanying consolidated balance sheets as the trade finance facility can be due on demand. There was $nil and $1,350 of restricted cash as of March 31, 2026 and 2025, respectively.

The Company maintains the majority of its cash at Chase or HSBC where the balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, the cash balances may exceed the FDIC-insured limit. As of March 31, 2026, we do not believe we have any significant concentrations of credit risk due to the strong credit rating of Chase and HSBC. The cash held by other banks is within the FDIC insured amount and cash held by third party payment platforms are short term timing balances.

Accounts receivable and allowance for credit losses

Accounts receivable primarily arise out of sales customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and specific and financial stability of its customers, an allowance for credit losses is maintained in the consolidated balance sheet at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of March 31, 2026 and 2025. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance. As of March 31, 2026 and 2025, the Company had $1,082 and $547, respectively, in allowances for credit losses.

Concentration of credit risk:

Supplier

In the years ended March 31, 2026 and 2025, the largest single supplier of the Company’s manufactured goods produced 31% and 39%, respectively, of the company’s products. In the years ended March 31, 2026 and 2025, the largest fabric supplier supplied 0% and 82%, respectively, of the fabric used to manufacture the Company’s products.

Customer

For the years ended March 31, 2026 and 2025, we had two individual customers that accounted for approximately 12% of total revenue, net. These customers individually did not comprise more than 10% of total accounts receivable as of March 31, 2026 and 2025.

As of March 31, 2026 one customer accounted for approximately 14% of total accounts receivable. As of March 31, 2025, two customers accounted for approximately 12% and 14% of total accounts receivable, respectively.

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

Other non-current assets

Amounts recorded in other non-current assets consist of deferred offering costs, deferred financing costs, and other assets, all of which are expected to be realized beyond one year from the reporting period.

Offering costs, including certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances, are deferred as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, the deferred offering costs associated with the equity issuance will be recorded as a reduction to additional paid in capital. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s statement of operations.

Financing costs, including legal fees related to the Company’s debt, are deferred and amortized over the life of the respective debt using the effective interest method. The deferred financing costs related to the line of credit are included in Other non-current assets in our consolidated balance sheets. The amortization of deferred financing costs is included in interest expense on the accompanying consolidated statements of operations and comprehensive loss.

Warrants

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815, we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized in the statements of operations and comprehensive loss. At March 31, 2026 and 2025 all of the Company’s outstanding warrants were classified as equity.

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

Impairment charges of long-lived assets, if any, are classified as selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. The Company did not record impairment losses for the years ended March 31, 2026 and 2025.

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

Foreign currency

The Company’s reporting currency is the U.S. Dollar (“USD”). The functional currency for each entity included in these consolidated financial statements is the applicable local currency of each entity. The Company’s entities domiciled in the United States, United Kingdom, Hong Kong and Switzerland maintain their books and records in their local currencies, which are USD, Great Britain Pound (“GBP”), Hong Kong Dollar (“HKD”), Swiss Franc (“CHF”) and Euro (“EUR”), respectively. For each entity whose functional currency is not the USD, assets and liabilities are translated into USD using the exchange rate in effect on the balance sheet date and revenue and expenses are translated into USD on a monthly basis using the average rate in effect for that month. Translation gains and losses are recorded as a foreign currency translation adjustment as a component of other comprehensive loss, which is a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies other than the USD are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ (deficit) equity. Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Year end exchange rate:	Year Ended March 31, 2026	Year Ended March 31, 2025

GBP:USD	1.34450	1.29539
HKD:USD	0.12848	0.12856
CHF:USD	1.25986	1.13505
EUR:USD	1.17344	NA

Average exchange rate:	Year Ended March 31, 2026	Year Ended March 31, 2025

GBP:USD	1.33779	1.27522
HKD:USD	0.12819	0.12828
CHF:USD	1.23747	1.12788
EUR:USD	1.15596	NA

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

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ deficit that result from transactions and economic events other than those with shareholders. For the years ended March 31, 2026 and 2025, these changes related to foreign currency translation gains and losses. There were no reclassifications out of comprehensive loss for the years ended March 31, 2026 and 2025.

Net loss per share of common stock

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

Potentially dilutive stock options and securities as presented in the table below were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive. As the Company incurred losses in the years ended March 31, 2026 and 2025, basic and diluted weighted-average shares are the same in the loss per share calculation, in accordance with ASC 260-10-45-20.

	March 31, 2026	March 31, 2025
Options to acquire common stock	643,300	1,006,550
Restricted stock units granted to employees to acquire stock	1,554,348	600,000
Warrants to acquire common stock	6,744,553	123,376
Series AA convertible preferred stock	-	4,624,620
	8,942,201	6,354,546

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

Level 1:	Inputs based on unadjusted quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.
Level 3:	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and operating lease liabilities approximate their fair value due to their short-term nature or expected settlement date of these instruments. The carrying values of debt obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company does not have financial instruments measured at fair value on a recurring basis as of March 31, 2026 and 2025.

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

Recent Accounting Pronouncements, adopted

ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”) introduces updates to accounting standards related to the classification and measurement of financial instruments under ASC 320. The update primarily focuses on clarifying guidance for equity securities, debt instruments, and other financial assets, particularly in the areas of fair value measurement and impairment recognition. It aims to improve consistency and comparability in the reporting of financial instruments by refining the criteria for classifying securities and enhancing the methodology for recognizing and measuring impairments. ASU 2024- 01 also mandates additional disclosures to provide greater transparency around the valuation techniques and assumptions used in determining the fair value of financial instruments. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2024-01 effective March 31, 2026, for the fiscal year beginning April 1, 2025. The adoption of this guidance did not have material impact on Company’s consolidated financial statements or related disclosures.

ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”) updates accounting standards for revenue recognition, lease accounting, and impairment of long-lived assets. ASU 2024-02 provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2024-02 effective March 31, 2026, for the fiscal year beginning April 1, 2025. The adoption of this guidance did not have material impact on Company’s consolidated financial statements or related disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), include amendments that further enhance income tax disclosures, primarily through disaggregation of specific rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 effective March 31, 2026, for the fiscal year beginning April 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial  statements.

Recent Accounting Pronouncements, not yet adopted

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

3. INVENTORIES, NET

The following table details the primary categories of inventories for the periods presented.

	March 31, 2026	March 31, 2025

Finished goods[1]	$4,313	$3,326
Raw materials	819	807
Finished goods on consignment[1]	580	391
Goods in transit	-	32
Total inventories	5,712	4,556
Inventory reserve	(1,815)	(2,989)
Total inventories, net	$3,897	$1,567

[1]	Certain prior period presentation of these categories were reclassified to ensure comparability with current period presentation.

4. PREPAID AND OTHER CURRENT ASSETS

The following table details the primary categories of prepaid and other current assets for the periods presented.

	March 31, 2026	March 31, 2025

Other receivables [1]	$1,347	$466
Deposits and prepayments	1,503	1,621
Other	18	147
Marketing services	82	578
Total prepaid and other current assets	$2,950	$2,812

[1]	Includes $413 related to tariff recovery receivables as of March 31, 2026, compared to $0 for the year ended March 31, 2025.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented:

	March 31, 2026	March 31, 2025

Software and website development	$2,471	$2,220
Furniture and fixtures	174	178
Construction in progress	145	-
Office equipment	38	58
Leasehold improvements	28	29
Computer equipment	115	140
Property and equipment, gross	2,971	2,625
Accumulated depreciation	(2,472)	(2,142)
Property and equipment, net	$499	$483

Depreciation expense related to property and equipment was $323 and $342 for the years ended March 31, 2026 and 2025, respectively, and is included as a component of selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

During the year ended March 31, 2026, the Company disposed property and equipment, recording a loss on disposal of approximately $6 as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

6. LEASES

The Company has obligations under operating leases for its offices. The majority of the Company’s leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.

In January 2026, the Company entered into a long-term non-cancellable lease agreement for its new office facility. The lease terminates in 2030. The Company classified the lease as an operating lease and determined that the present value of the right of use asset and lease liability at the adoption date was $1,077, using a discount rate of 8.00%.

The following table details the Company’s net lease expense. The lease expenses include contingent rent payments and other non-fixed lease related costs, including common area maintenance, property taxes, and landlord’s insurance.

Lease expense	Year Ended March 31, 2026	Year Ended March 31, 2025

Net lease expense:
Operating lease expense	$76	$110
Total lease expense	$76	$110

Weighted-average remaining lease term (in years)	4.72	0.53
Weighted-average discount rate	8.0%	5.0%

Rent expense for the fiscal years ended March 31, 2026 and 2025 was $534 and $894, respectively (including short term and other rentals).

Maturity of lease liabilities	March 31, 2026

Within one year	$59
Within one to two years	232
Within two to three years	339
Within three to four years	382
Within four to five years	316
Total lease payments	1,328
Discount rate	(259)
Present value of lease liabilities	1,069
Less current portion	(37)
Operating lease liability, non-current	$1,032

7. ACCRUED EXPENSES

The following table details the primary categories of accrued expenses for the periods presented.

	March 31, 2026	March 31, 2025

Accrued expenses[1]	$1,457	$1,289
Accrued payroll and payroll taxes[1]	576	1,621
Indirect taxes[1]	257	437
Returns provision	322	594
Accrued import duties	247	228
Merchant credit	-	64
Total	$2,859	$4,233

[1]	Certain prior period presentation of these categories were reclassified to ensure comparability with current period presentation.

8. DEBT

Short-Term Borrowings

During the years ended March 31, 2026 and 2025, the Company entered into business loan and security agreements (the “Term Loans”) with a lender for short-term loans to be provided by the lender, or the lender’s assignees (collectively, the “Lenders”) that mature 30-weeks from the date of a borrowing. No amount of repaid borrowings may be reborrowed. During the year ended March 31, 2026 and 2025, the Company borrowed a gross amount of $1,988 and $8,658, respectively, net of fees of $658 and $2,866, respectively, which were recorded as a debt discount and are being amortized over the term of the Term Loans.

During the years ended March 31, 2026 and 2025, the Company made total repayments of $4,725 and $5,742, respectively. During the years ended March 31, 2026 and 2025, the company amortized $1,544 and $1,801, respectively, of the debt discount to interest expense. As of March 31, 2026 and 2025, the Company had outstanding borrowings of $nil and $2,738, respectively, and an unamortized debt discount of $nil and $887, respectively, resulting in a net balance of $nil and $1,851, respectively.

Trade Finance Facility

The Company, through PMA, had a trade finance facility extended on goods for which letters of credit are issued to the Company’s suppliers by a financial institution. The trade facility agreement was entered into in June 2022 and subsequently amended since with the most recent amendment in August 2024. The outstanding balance under the trade finance facility of $2,495 as of March 31, 2025 was repaid in full during June 2025. The trade finance facility was subsequently terminated in August 2025. The Company was permitted to draw on the trade finance facility agreement to the extent that there is a deposit made to a specified account with the financial institution.

The trade finance facility, as amended in August 2024, provides for (a) import facilities up to $2,700 as of March 31, 2025, with repayment due 120-days from the draw, and (b) post-shipment buyer loans up to $1,800 as of March 31, 2025 with repayment due 90-days from the draw. A commission fee equal to 0.25% and 0.0625% was charged on the first $50 and balances in excess of $50 respectively, drawn under the trade finance facility.

For drawings in Hong Kong dollars, the interest rate equaled the Hong Kong Interbank Offered Rate (“HIBOR”) plus 3.0%, and for drawings in U.S. dollars, the interest rate equaled the Secured Overnight Financing Rate (“SOFR”) plus 3.3%.

As of March 31, 2025, the cash deposit associated with the trade finance facility agreement was $1,350 and is recorded as restricted cash on the accompanying consolidated balance sheets.

2024 Debt Financing

In December 2024, the Company entered into a convertible secured promissory note (“2024 Debt Financing”) whereby the Company completed convertible debt financing (“2024 Debt Financing”), from one investor, for gross proceeds of $2,000, to provide working capital for its operations. The Company’s convertible debt obligations were secured by a security interest over the assets of the Company.

In March 2025, $2,000 in principal converted into an aggregate 2,000,000 shares of the Company’s common stock, at a conversion price of $1.00 (see Note 10 ). At the time of conversion, accrued but unpaid interest of $93 was included in the balance of accrued expenses in the accompanying consolidated balance sheets as of March 31, 2025, which was paid in cash to the lender during the year ended March 31, 2026.

9. NOTES AND LINE OF CREDIT – RELATED PARTY

Related Party Notes

During May 2025, the Company entered into a promissory note (the “May 2025 Related Party Note”) with an entity controlled by the Chairman of the Company’s board of directors to borrow $500. The May 2025 Related Party Note matured on December 31, 2025 and permitted the Company to prepay the note in full without penalty at any time. If an Event of Default, as defined in the May 2025 Related Party Note, occurs, the outstanding principal and accrued interest would become due and payable immediately. Concurrently, with the closing of an offering in September 2025 (see Note 8), the May 2025 Related Party Note and accrued unpaid interest totaling $508 was extinguished through the issuance of 1,692,694 shares of the Company’s common stock at a per share price of $0.30. The issuance of shares was approved and determined to be on terms and conditions at arm’s length as the share price was the same price extended to third parties as part of a share offering that closed on the same day (see Note 10).

During August 2025, the Company received $3,390 from one of its principal shareholders (a related party) in exchange for an unsecured promissory note that matures on March 9, 2026 (the “First August 2025 Related Party Note”), and $1,700 from two of its principal shareholders (related parties) in exchange for an unsecured promissory note that matures on August 18, 2030 (the “Second August 2025 Related Party Note”, collectively with the First August 2025 Related Party Note, the “August 2025 Related Party Notes”). In March 2026, the First August 2025 Related Party Note was amended to extend the maturity date to March 31, 2026.

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

The August 2025 Related Party Notes permitted the Company to prepay the note in full without penalty at any time. If an Event of Default, as defined in the August 2025 Related Party Notes, occurred, the outstanding principal and accrued interest would become due and payable immediately. If the Company prepaid the notes, the unvested restricted stock units would vest proportionately with the amount of the prepayment.

During the years ended March 31, 2026 and 2025, the Company amortized $204 and $0, respectively, of the debt discount to interest expense. During March 2026, the outstanding borrowings of $5,090 and $51 of accrued interest under the August 2025 Related Party Notes were repaid in full. During the year ended March 31, 2026, the Company incurred and paid interest on the August 2025 Related Party Notes totaling $382. As of March 31, 2026, there were no amounts of accrued but unpaid interest on the August 2025 Related Party Notes.

Line of Credit

On March 30, 2026, the Company entered into a loan agreement for up to $10,000 maturing on March 30, 2028 (the “Revolver”) with an investor, considered a related party at the time the Revolver was entered into, and an additional lender, that become a related party in May 2026 (see Note 15), (together, the “Lenders”).

The Lenders will be entitled to assign all or a portion of its exposure under the Revolver or to sell participations therein. The proceeds of the Revolver were restricted to the repayment of the August 2025 Related Party Notes and to fund the working capital needs of the Company’s operations.

The Revolver bears interest of 12.0% per annum and is calculated on the daily outstanding balance. The Revolver also incurs a fee of 1.5% per annum on the daily unused portion, payable monthly in arrears. The Revolver is secured by a first priority, perfected lien on and security interest in the existing and future assets of the Company.

As of March 31, 2026, $5,140 was outstanding under the Revolver and nominal amounts of interest and fees were accrued but unpaid. During the year ended March 31, 2026, the Company incurred a nominal amount of interest on the Revolver.

The Revolver includes negative covenants restricting investments, additional debt and liens, restricted payments and sales of assets, and typical affirmative covenants including compliance with laws, financial and informational reporting requirements.

Simultaneously with entering the Revolver, the Company entered into a securities purchase agreement with non-related party lender of the Revolver which was consummated in May 2026. At the time those shares are purchased and issued, the Company will also issue to the lender warrants to purchase 1,864,753 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.46822 per share. See further discussion in Note 17, Subsequent Events.

10. STOCKHOLDERS’ (DEFICIT) EQUITY

The Company is authorized to issue 110,000,000 shares of stock, of which 100,000,000 is designated as common stock and 10,000,000 is designated as preferred stock.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share, of which 47,048,174 and 19,291,000 were issued and outstanding as of March 31, 2026 and 2025, respectively.

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

In connection with the Offering, the Company issued to the representative of the underwriters, warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.375 per share (the “June 2025 Warrant”). The June 2025 Warrant is exercisable beginning on the date of issuance and expires five years thereafter. The June 2025 Warrant was determined to be an equity classified warrant.

In connection with the underwriter’s exercise of the over-allotment option, the Company issued the representative of the underwriters from the Offering a warrant to purchase up to 15,656 shares of the Company common stock at an exercise price of $0.375 (the “July 2025 Warrant”). The July 2025 Warrant is exercisable beginning on the date of issuance and expires five years thereafter. The July 2025 Warrant was determined to be an equity classified warrant.

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

Securities Purchase Agreement: On August 27, 2025, the Company entered into a securities purchase agreement (the “August SPA”) to issue and sell 3,172,858 shares of its common stock (the “August SPA Shares”) at a per share price of $0.46822, which represents the average closing price of the Company’s common stock for the five trading days immediately preceding the sale, and a warrant to purchase up to 3,204,908 shares of its common stock (the “August 2025 Warrant Shares”, and together with the August SPA Shares, the “August SPA Securities”) at an exercise price of $0.46822 per share (the “August 2025 Warrant”) for aggregate net proceeds of approximately $1,429, after deducting direct offering expenses. The August 2025 Warrant is exercisable beginning on the date of issuance and expires three years thereafter. The August 2025 Warrant can be exercised on a cashless basis if the shares underlying the August 2025 Warrant are not registered at the time it is exercised. The August 2025 Warrant was determined to be an equity classified warrant.

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

In January 2026, the holder of the August 2025 warrants gave notice to the Company of its intent to increase its beneficial ownership percentage to 19.99%, which was approved during the Company’s annual meeting of stockholders on January 14, 2026.

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

In January 2026, the August 2025 Warrant was amended (the “Amended August 2025 Warrant”) to include a down round feature that should the Company issue its common stock and common stock equivalents, subject to certain exempt issuances, for per share consideration that is less than the current exercise price per share of the Amended August 2025 Warrant, then the exercise price shall be lowered to equal to the quotient obtained by dividing: (A) the sum of (1) the product obtained by multiplying the common stock deemed outstanding immediately prior to such issuance or sale (or deemed issuance or sale) by the exercise price then in effect plus (2) the aggregate consideration, if any, received by the Company upon such issuance or sale (or deemed issuance or sale); by (B) the sum of (1) the common stock deemed outstanding immediately prior to such issuance or sale (or deemed issuance or sale) plus (2) the aggregate number of shares of common stock issued or sold (or deemed issued or sold) by the Company in such issuance or sale (or deemed issuance or sale).

The holder of the Amended August 2025 Warrant was granted a right of first refusal on a debt or equity financing transaction, as defined in the agreement, that provided the holder with the right to participate pro rata, except in connection with excluded issuances, in the planned financing transaction as long as the holder of the Amended August 2025 Warrants, together with any affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately preceding the financing transaction.

The Amended August 2025 Warrant was determined to be an equity classified warrant as it remains indexed to the Company’s own stock and meet the scope exception of ASC 815.

In January 2026, the Company entered into a warrant agreement for a warrant to purchase up to 2,900,613 shares of its common stock, at an exercise price of $0.46822 per share (the “January 2026 Warrant”) in connection with the Amended August 2025 Warrant and the conversion of Series AA Preferred Stock into common stock. The January 2026 Warrant is exercisable beginning on the date of issuance and expires August 27, 2028. The January 2026 Warrant can be exercised on a cashless basis if the shares underlying the January 2026 Warrant are not registered at the time it is exercised. The January 2026 Warrant contains the same terms and conditions as the Amended August 2025 Warrant. The January 2026 Warrant was determined to be an equity classified warrant.

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

The ELOC will end on the earlier of (i) the date the investor purchased $25,000 of Put Shares, (ii) October 7, 2027, (iii) the date of written notice of termination by the Company to the investor (per the terms and conditions set forth in the ELOC), (iv) the ELOC RRA is no longer effective after the initial effective date of the ELOC RRA, or (v) the date that the Company commences a case or any person commences a proceeding against the Company, a custodian is appointed for the company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. As of March 31, 2026, no shares of the Company’s common stock have been issued under the ELOC.

Series AA Preferred Stock

In March 2025, the Company designated a series of preferred stock as the 12.00% Series AA Convertible Preferred Stock, par value of $0.0001 per share (the “Series AA Preferred Stock”) and authorized 1,800,000 shares of Series AA Preferred Stock.

In March 2025, the Company entered into securities purchase agreements with twelve investors whereby the Company issued 924,921 shares of Series AA Preferred Stock at an original issue price of $5.8005 per share for gross proceeds of $5,365, less $217 of issuance costs or total net proceeds of $5,148. In connection with the securities purchase agreements, the Company entered into a registration rights agreement with the investors whereby the Company committed to file the registration statement to register for resale the shares of common stock issuable upon conversion of the Series AA Preferred Stock purchased by the investors pursuant to the securities purchase agreements no later than thirty days from the final closing date. Registration statement was filed on March 6, 2025.

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

The Series AA Preferred Stock holder and the March 2025 Warrant holder (collectively, the “March 2025 Investors”) shall not have the right to convert any portion of the Series AA Preferred Stock or March 2025 Warrant to the extent that after giving effect to such conversion the March 2025 Investors, together with any affiliates, would beneficially own in excess of 4.99% (which may be increased to 9.99% at the March 2025 Investor’s sole discretion) of the number of common shares outstanding immediately after giving effect to such conversion. Any increase to the beneficial ownership limitation will not be effective until the 61st day after notice is received by the Company. The March 2025 Warrant was determined to be an equity classified warrant.

On January 15, 2026, the Company issued 11,458,306 shares of its common stock upon conversion of all outstanding shares of Series AA Preferred Stock at a reduced conversion price of $0.46822 per share, as approved by the shareholders of the Company on January 14, 2026.

Shares Issued for Services

The Company, from time to time, issues shares of its common stock for marketing and other services. The fair value of the shares is initially capitalized as a prepaid service cost and amortized over the service period. During the years ended March 31, 2026 and 2025, the Company issued 100,000 and 1,352,102 shares of restricted common stock to vendors for services rendered and to be rendered with a fair value of $62 and $1,488, respectively. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance. During the years ended March 31, 2026 and 2025, the Company amortized $558 and $910 respectively, of the value of the shares as the services were rendered. As of March 31, 2026, the unamortized service cost was $82 and was included as a components of prepaid and other current assets. (see Note 4).

11. STOCK-BASED COMPENSATION PLANS

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2021 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of the Company or any parent or subsidiary of the Company, and to promote the success of the Company’s business. The Company has 1,400,801 unallocated shares available to grant from the 2021 Plan as of March 31, 2026. The Company has historically granted stock options to non-employees in exchange for the provision of services, both under the 2021 Plan and outside of the 2021 Plan.

The Company has granted stock options and time-based restricted stock units (“time-based RSUs”). Stock options granted to date generally have a 4-year vesting period and vest at a rate of 25% each year on the anniversary date of the grant. Stock options generally expire on the earlier of 10 years from the date of grant, or a specified period of time following termination. Time-based RSUs generally vest over a period of four years  in accordance with the terms and conditions established by the board of directors, and are based on continued service.

Time-based RSUs

The fair value of time-based RSUs is determined using the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends not received during the vesting period. For the time-based RSUs granted during the years ended March 31, 2026 and 2025, the expected annual dividend yield was 0.0%.

A summary of time-based RSU activity is presented below:

	Weighted-
	Average	Grant Date
	Shares	Fair Value

Outstanding at March 31, 2024	225,000	4.10
Granted	1,105,866	$1.11
Vested	(285,449)	3.31
Forfeited	(445,417)	2.78
Outstanding at March 31, 2025	600,000	0.99
Granted	1,363,044	0.48
Vested	(367,935)	0.67
Forfeited	(40,761)	0.46
Outstanding at March 31, 2026	1,554,348	$0.62

The total stock compensation expense recognized related to vesting of time-based RSUs for the years ended March 31, 2026 and 2025, was $250 and $619, respectively, and was recognized on the accompanying consolidated statements of operations as a component of selling, general and administrative expenses. As of March 31, 2026, the total unrecognized stock-based compensation for time-based RSUs totaled $914 and are expected to be recognized over a weighted average period of 3.1 years.

Stock Options

The fair value of the share option awards was estimated using the Black-Scholes method using the closing price of the Company’s common stock on the date of grant based on the following weighted-average assumptions:

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025

Expected option term	10.0 years	10.0 years
Stock price volatility	112.8%	138.4%
Risk free interest rate	4.00%	2.09%
Expected annual dividend yield	0.0%	0.0%
Forfeiture rate	23.0%	29.9%

A summary of stock option activity is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2024	1,108,356	3.42	3.45	$595
Granted	688,194	2.15
Forfeited	(790,000)	3.59
Exercised	-	-
Outstanding at March 31, 2025	1,006,550	$2.42	2.85	$178
Granted	171,516	0.46
Forfeited	(534,766)	3.20
Exercised	-	-
Outstanding at March 31, 2026	643,300	$1.25	2.05	$388
Vested and expected to vest March 31, 2026	588,093	$2.66	5.71	$-
Exercisable at March 31, 2026	425,714	$1.16	4.53	$37

During August 2025, the Company repurchased 208,400 stock options from certain directors and officers at fair value, as determined by the closing price on the date of repurchase, for cash consideration of $60. The repurchase provided for $37 of excess fair value of the cash consideration over the fair value of the initial options, which was recognized as compensation expense and included in selling, general and administrative expenses for the year ended March 31, 2026.

The total stock compensation expense recognized related to vesting of stock options for the years ended March 31, 2026 and March 31, 2025 was $226 and $715, respectively, and was recognized on the accompanying consolidated statements of operations as a component of selling, general and administrative expenses. As of March 31, 2026 the total unrecognized stock-based compensation for stock options was $272 and is expected to be recognized over a weighted average period of 2.1 years.

12. WARRANTS

In connection with the IPO (see Note 1), the Revolver (see Note 7) and the securities purchase agreement (see Note 10), the Company issued stock purchase warrants to certain investors that permit the investor to acquire a fixed amount of shares of common stock at a per share price that ranges between $0.46 and $7.50 for a five year term that may be exercised on a cash or cashless basis.

Concurrently with the closing of the IPO, the Company also issued warrants to purchase up to 66,700 shares of Common Stock to the Representative and its designees, at an exercise price of $7.50 per share (the “Underwriter Warrants”). The Underwriter Warrants are exercisable beginning on August 5, 2024, and expire on February 7, 2029.

All issued warrants were determined to be equity-classified at issuance, and as such, were recorded to additional-paid-in capital at such time.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2026:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Underwriter Warrants	$7.50	66,700	2.87	$0.07
March 2025 Warrant	1.45	56,676	4.00	0.01
June 2025 Warrant	0.38	500,000	4.25	0.03
July 2025 Warrant	0.38	15,656	4.31	0.00
August 2025 Warrant	0.47	3,204,908	2.41	0.22
January 2026 Warrant	0.47	2,900,613	2.41	0.20
	$0.38 – 7.5	6,744,553	2.57	$0.54

Of the warrants outstanding, 6,105,521 share remain subject to price reset as of March 31, 2026 based on future equity issuances with exercise prices lower than the stated exercise price.

A summary of warrant activity for the periods presented is as follows:

		Weighted-
		Average
		Exercise
	Warrants	Price

Outstanding at March 31, 2024	66,700	7.50
Granted	56,676	1.45
Outstanding at March 31, 2025	123,376	$6.65
Granted	8,121,177	0.45
Exercised	(313,128)	0.38
Forfeited	(1,186,872)	0.38
Outstanding at March 31, 2026	6,744,553	$0.54

As of March 31, 2026 the intrinsic value of the outstanding warrants was $nil.

13. INCOME TAXES

Components of income tax (benefit) expense were as follows:

	Year Ended March 31, 2026	Year Ended March 31, 2025

Current	$-	$-
Deferred	-	-
Total income tax (benefit) expense	$-	$-

The following is a reconciliation of the federal statutory rate to the Company’s effective income tax rate:

	Year Ended March 31, 2026	Year Ended March 31, 2025

Statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)	(21.1)
Foreign tax differential	0.0	(1.2)
Permanent differences	0.0	1.3
Effective rate	0.0%	0.0%

The tax effects of temporary cumulative differences which give rise to deferred tax assets and liabilities are summarized as follows:

	March 31, 2026	March 31, 2025

Deferred tax liabilities:
Related Party Interest	$154	$-
Gain/Loss on Currency	37	-
Fixed and intangible assets	(50)	175
Total deferred tax liabilities	141	175
Deferred tax assets:
Tax loss carryforward	11,511	10,284
Stock compensation expense	446	815
IPO expenses	-	163
Interest Expense	5	-
Valuation allowance	(11,821)	(11,087)
Total deferred tax assets	141	175
Deferred tax assets, net	$-	$-

During the years ended March 31, 2026 and 2025, the Company recorded an increase in the valuation allowance of $734 and $3,190, respectively, related to federal deferred tax assets. Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax bases of assets and liabilities expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible.

Throughout the year ended March 31, 2026, the Company has been assessing the realizability of its deferred tax assets by considering positive factors such as the next three years’ profit projection making it more likely than not that the Company will be able to recognize a deferred tax asset on losses. Based upon historical performance of the Company, a valuation allowance of 100% was recorded as there is currently no significant evidence to indicate realizability of deferred tax assets. During the years ended March 31, 2026 and 2025, the Company recorded a valuation allowance of 100% and 100% of UK and Hong Kong losses.

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since fiscal year 2022 are still open based on statutes of limitation only.

14. COMMITMENTS AND CONTINGENCIES

Notice from NYSE – On December 17, 2024 the Company received a notification from the NYSE American LLC (the “NYSE”) stating that the Company was not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”) requiring stockholders’ equity of $4,000 or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. As of March 31, 2026, the Company had stockholders’ deficit of approximately $686 and had losses in its three most recent fiscal years ended March 31, 2026.

The Company was then subject to the procedures and requirements of Section 1009 of the Company Guide. The Company had until June 11, 2026 to regain compliance with the Company Guide. The Company submitted a plan of action to regain compliance with the Company Guide (the “Plan”) on January 10, 2025, which the NYSE accepted on March 4, 2025. Accordingly, the Company was able to continue its listing during the Plan period and was subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance.

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

On May 14, 2025, we were named as a defendant in a lawsuit filed in the Superior Court of the State of California in and for the County of Los Angeles Central Judicial District by Amanda Archer and Archer Bytes LLC, a former public relations consultant for the Company. The complaint alleges breach of contract, and other claims and seeks specific damages of $600,000 and unspecified punitive damages. We believe the claims are entirely without merit and continue to vigorously defend the matter.

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

Capital commitments - The Company had $7,934 of purchase obligations as of March 31, 2026, related to purchase orders to factories for the manufacture of finished goods.

15. RELATED PARTY TRANSACTIONS

Consulting and Advisory Services

One director of the Company provided consulting and advisory services for the Company totaling $292 and $185 for the years ended March 31, 2026 and 2025, respectively, and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

Series AA Preferred Stock

In March 2025, the Company entered into securities purchase agreements with a company controlled by the Chairman whereby the Company issued 344,797 shares of Series AA Preferred Stock at an original issue price of $5.8005 per share for gross proceeds of $2,000. On January 15, 2026, the Company issued 11,458,306 shares of its common stock upon conversion of all outstanding shares of the Series AA Preferred Stock held by the company controlled by the Chairman (see Note 10).

Line of Credit

One of the lenders on the Revolver was an investor of the Company that owned more than 5.0% of outstanding shares of the Company. Refer to Note 9 for further details.

See Note 9 for further discussion of notes payable issued to related parties.

16. SEGMENT REPORTING

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability:

	Year ended March 31, 2026	Year ended March 31, 2025
Revenue, net	$23,603	$21,501
Less:
Significant segment expenses
Cost of Revenue	7,644	11,072
Selling expense	4,204	3,916
General and administrative	12,727	14,501
Marketing and advertising	3,234	3,540
Non-cash compensation	1,034	2,244
Other segment items(1)	1,891	2,167
Net loss	$(7,131)	$(15,939)

(1)	Includes interest expense, foreign currency transactions gain (loss), and other income.

See Note 2 for revenue by geographic location. Long-lived assets, excluding other non-current assets, by geography are summarized as follows:

	Year ended March 31, 2026	Year ended March 31, 2025
United Kingdom	$1,357	$478
Hong Kong	-	49
Total long-lived assets	$1,357	$527

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

On May 8, 2026, the Company consummated a securities purchase agreement with one of the lenders of the Revolver under which it issued 6,060,606 shares of its common stock at a purchase price of $0.33 per share and warrants to purchase up to 8,276,944 shares of its common stock at an exercise price of $0.40 per share and expiring on August 27, 2028 for gross proceeds of $2,000 (the “May 2026 Securities Purchase Agreement”). In connection with the May 2026 Securities Purchase Agreement, the Company issued warrants to purchase up to 1,864,753 shares of its common stock at an exercise price of $0.46822 per share and expiring on August 27, 2028 to the other lender of the Revolver.

On June 12, 2026, the Company received a notice (the “Delisting Notice”) from NYSE Regulation informing the Company that NYSE Regulation has determined to commence proceedings to delist the common stock of Perfect Moment Ltd. (ticker symbol: PMNT) from NYSE American. NYSE Regulation determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide (the “Company Guide”), as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide by the end of the maximum 18-month compliance plan period, which expired on June 11, 2026. Section 1003(a)(i) applies where a listed company has stockholders’ equity of less than $2.0 million and has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, and Section 1003(a)(ii) applies where a listed company has stockholders’ equity of less than $4.0 million and has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years.

NYSE American made a public announcement of this decision on June 12, 2026. NYSE American awill apply to the U.S. Securities and Exchange Commission to delist the Company’s common stock upon completion of applicable procedures, including any appeal by the Company of NYSE Regulation’s decision. Effective June 18, 2026 the Company’s common stock began trading on the OTCQB Venture Market (the “OTCQB”) under the symbol “PMNT.” The OTCQB is a significantly more limited market than NYSE American, and trading on the OTCQB may result in a less liquid market for existing and potential stockholders of the Company’s common stock and could adversely affect the trading price of the Company’s common stock.

INDEX TO EXHIBITS

The exhibits listed below are filed as part of this Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024

3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024

3.3	Certificate of Designations of 12.00% Series AA Convertible Preferred Stock.	8-K	001-41930	3.1	April 2, 2025

3.4	Certificate of Adoption of Bylaw Amendment	8-K	001-41930	3.1	October 10, 2025

3.5	Certificate of Amendment of Certificate Designations, Preferences, Limitations, Restrictions and Relative Rights 12.00% Series AA Convertible Preferred Stock of Perfect Moment Ltd.	8-K	001-41930	3.1	January 21, 2026

4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023

4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024

4.3	Form of Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.3	November 6, 2023

4.4	Form of Amendment No. 1 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.4	November 6, 2023

4.5	Form of Amendment No. 2 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.5	November 6, 2023

4.6	Form of Amendment No. 3 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.6	January 18, 2024

4.7	Form of Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.6	November 6, 2023

4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023

4.9	Form of Amendment No. 2 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.9	January 18, 2024

4.10	Form of Convertible Secured Note dated December 6, 2024	8-K	001-41930	10.2	December 12, 2024

4.11	Form of Placement Agent Warrant	8-K	001-41930	4.1	April 2, 2025

4.12	Representative’s Warrants	8-K	001-41930	4.1	June 30, 2025

4.13	Promissory Note, Dated August 26, 2025	8-K	001-41930	10.1	August 27, 2025

4.14	Promissory Note, Dated August 26, 2025	8-K	001-41930	10.2	August 27, 2025

4.15	Form of Warrant	8-K	001-41930	4.1	August 27, 2025

4.16	Amended and Restated Promissory Note, dated October 30, 2025	8-K	001-41930	10.1	October 31, 2025

4.17	Amended Warrant 1	8-K	001-41930	4.1	January 21, 2026

4.18	Warrant 2	8-K	001-41930	4.2	January 21, 2026

4.19	Further Amended and Restated Promissory Note, dated March 6, 2026	8-K	001-41930	4.1	March 6, 2026

4.20	Second Further Amended and Restated Promissory Note, dated March 20, 2026	8-K	001-41930	4.1	March 20, 2026

4.21	Form of X3 Warrant	8-K	001-41930	4.1	May 12, 2026

4.22	Form of Krane Warrant	8-K	001-41930	4.2	May 12, 2026

10.1+	Employment Agreement between Perfect Moment Ltd. and Jeff Clayborne	S-1	333-274913	10.2	November 6, 2023

10.2+	Amendment No. 1 to Employment Agreement between Perfect Moment Ltd. and Jeff Clayborne	S-1	333-274913	10.3	January 22, 2024

10.3+	Independent Director Agreement between Perfect Moment Ltd. and Andre Keijsers	S-1	333-274913	10.20	January 18, 2024

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.4+	Independent Director Agreement between Perfect Moment Ltd. and Berndt Hauptkorn	S-1	333-274913	10.21	January 18, 2024

10.5+	Independent Director Agreement between Perfect Moment Ltd. and Tracy Barwin	S-1	333-274913	10.22	January 18, 2024

10.6+	Form of Indemnification Agreement for Directors and Officers	S-1	333-274913	10.21	November 6, 2023

10.7	Guarantee Agreement between Perfect Moment Asia Limited and J. Gottschalk & Associates	S-1	333-274913	10.37	November 6, 2023

10.8	Amendment to UBS Switzerland AG Standby Documentary Credit	S-1	333-274913	10.40	December 1, 2023

10.9+	Employment Agreement between Perfect Moment (UK) Limited and Mark Buckley	S-1	333-274913	10.1	November 6, 2023

10.10+	Employment Agreement between Perfect Moment (UK) Limited and Jane Gottschalk	S-1	333-274913	10.3	November 6, 2023

10.11+	Consulting Agreement between Perfect Moment Asia Limited and Max Gottschalk	S-1	333-274913	10.4	November 6, 2023

10.12+	Board Member Agreement between Perfect Moment Asia Limited and Tracy Barwin	S-1	333-274913	10.6	November 6, 2023

10.13+	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-274913	10.8	November 6, 2023

10.14+	Amendment No. 1 to 2021 Equity Incentive Plan	S-1	333-274913	10.10	January 26, 2024

10.15+	Independent Director Agreement between Perfect Moment Ltd. and Tim Nixdorff	S-1	333-274913	10.23	January 18, 2024

10.16	Facility Letter Agreement between Perfect Moment Asia Limited and HSBC	S-1	333-274913	10.31	November 6, 2023

10.17	Amendment to Facility Letter Agreement, dated April 11, 2023, between Perfect Moment Asia Limited and HSBC	S-1	333-274913	10.32	November 6, 2023

10.18	Amendment to Facility Letter Agreement, dated July 10, 2023, between Perfect Moment Asia Limited and HSBC	S-1	333-274913	10.33	November 6, 2023

10.19	UBS Switzerland AG Standby Documentary Credit	S-1	333-274913	10.34	November 6, 2023

10.20	Charge over Securities and Deposits between Perfect Moment Asia Limited and HSBC	S-1	333-274913	10.35	November 6, 2023

10.21	Guarantee of Perfect Moment Limited	S-1	333-274913	10.36	November 6, 2023

10.22	Share Registration Agreement	S-1	333-274913	10.44	January 26, 2024

10.23	Form of Lock-Up Agreement	S-1	333-274913	10.45	January 26, 2024

10.24	Perfect Moment Ltd. Enterprise Management Incentive Share Option Agreement with Negin Yeganegy	S-8	333-277335	99.3	February 23, 2024

10.25	Excerpts from the Settlement Agreement, dated October 26, 2022, by and between Perfect Moment UK Limited and Negin Yeganegy, relating to the Perfect Moment Ltd. Enterprise Management Incentive Share Option Agreement with Negin Yeganegy	S-8	333-277335	99.4	February 23, 2024

10.26	Subordinated Business Loan and Security Agreement dated July 25, 2024	8-K	001-41930	10.1	August 29, 2024

10.27	Subordinated Business Loan and Security Agreement dated August 23, 2024	8-K	001-41930	10.2	August 29, 2024

10.28	Standard Merchant Cash Advance Agreement dated September 25, 2024	10-Q	001-41930	10.3	November 14, 2024

10.29	Subordinated Business Loan and Security Agreement dated September 30, 2024	10-Q	001-41930	10.4	November 14, 2024

10.30	Business Loan and Security Agreement dated October 23, 2024	10-Q	001-41930	10.5	November 14, 2024

10.31	Business Loan and Security Agreement dated November 24, 2024	10-Q	001-41930	10.3	February 14, 2025

10.32	Form of Convertible Secured Note Purchase Agreement dated December 6, 2024	8-K	001-41930	10.1	December 12, 2024

10.33	Licence Agreement dated January 10, 2024	1-A	024-12548	6.32	December 16, 2024

10.34+	Consulting Agreement between Perfect Moment (UK) Limited and Vittorio Giacomelli	8-K	001-41930	10.1	February 6, 2025

10.35+	Employment Agreement between Perfect Moment (UK) Limited and Chath Weerasinghe	8-K	001-41930	10.2	February 6, 2025

10.36+	Restricted Stock Unit Agreement dated February 3, 2025, between the Company and Chath Weerasinghe	8-K	001-41930	10.3	February 6, 2025

10.37+	Amendment to Contract of Employment between Perfect Moment (UK) Limited and Jane Gottschalk	8-K	001-41930	10.4	February 6, 2025

10.38	Form of Securities Purchase Agreement, dated March 28, 2025, between the Registrant and the investors party thereto.	8-K	001-41930	10.1	April 2, 2025

10.39	Form of Registration Rights Agreement, dated March 28, 2025, between the Registrant and the investors party thereto.	8-K	001-41930	10.2	April 2, 2025

10.40	Placement Agency Agreement, dated March 28, 2025, between the Registrant and the Placement Agent	8-K	001-41930	10.3	April 2, 2025

10.41	Underwriting Agreement, dated June 26, 2025, between Perfect Moment Ltd. and ThinkEquity LLC	8-K	001-41930	1.1	June 30, 2025

10.42	Securities Purchase Agreement, dated June 30, 2025, between Perfect Moment and Joachim Gottschalk & Associates	8-K	001-41930	1.2	June 30, 2025

10.43	Securities Purchase Agreement dated August 27, 2025 by and between Perfect Moment Ltd. and X3 Higher Moment Fund LLC	8-K	001-41930	10.1	August 27, 2025

10.44	Securities Purchase Agreement dated August 27, 2025 by and between Perfect Moment Ltd. and X3 Higher Moment Fund LLC	8-K	001-41930	10.2	August 27, 2025

10.45	Equity Purchase Agreement, dated October 7, 2025 between the Company and the Investor	8-K	001-41930	10.1	October 10, 2025

10.46	Registration Rights Agreement, dated October 7, 2025, between the Company and the Investor	8-K	001-41930	10.2	October 10, 2025

10.47	Loan Agreement, dated March 30, 2026 by and between Perfect Moment Ltd. and X3 Higher Moment Fund LLC	8-K	001-41930	10.1	March 30, 2026

10.48	Guaranty	8-K	001-41930	10.2	March 30, 2026

10.49	Security Agreement, dated March 30, 2026 by and between Perfect Moment Ltd. and X3 Higher Moment Fund LLC	8-K	001-41930	10.3	March 30, 2026

10.50	Pledge Agreement, dated March 30, 2026 by and between Perfect Moment Ltd. and X3 Higher Moment Fund LLC	8-K	001-41930	10.4	March 30, 2026

10.51	Intellectual Property Security Agreement, dated March 30, 2026 by and between Perfect Moment (UK) Limited and X3 Higher Moment Fund LLC	8-K	001-41930	10.5	March 30, 2026

10.52	Securities Purchase Agreement dated March 30, 2026 by and between Perfect Moment Ltd. and X3 Higher Moment Fund LLC	8-K	001-41930	10.6	March 30, 2026

10.53	Form of Registration Rights Agreement by and between Perfect Moment Ltd., X3 Higher Moment Fund LLC and Krane Capital Management LLC	8-K	001-41930	10.7	March 30, 2026

19.1	Insider Trading Policy

21.1	Subsidiaries of the Company	S-1	333-274913	21.1	January 18, 2024

23.1	Consent of Weinberg & Company, P.A.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Perfect Moment Ltd. Clawback Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECT MOMENT LTD.

Date: June 29, 2026	By:	/s/ Jane Gottschalk
Jane Gottschalk
President, Chief Creative Officer and Director
(Principal Executive Officer)

Date: June 29, 2026	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2026	By:	/s/ Jane Gottschalk
Jane Gottschalk
President, Chief Creative Officer and Director
(Principal Executive Officer)

Date: June 29, 2026	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 29, 2026	By:	/s/ Andre Keijsers
Andre Keijsers
Director

Date: June 29, 2026	By:	/s/ Max Gottschalk
Max Gottschalk
Director

