Form 10-Q
period 2026-06-30
Perfect Moment Ltd.
filed 2026-08-14
CIK 1849221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

315-615-6156

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	PMNT	OTCQB Venture Market

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

As of August 14, 2026 there were 53,202,530 shares of common stock, $0.0001 par value per share, outstanding.

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

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2026	March 31, 2026
	unaudited
Assets
Current assets:
Cash and cash equivalents	$707	$1,151
Accounts receivable, net	1,114	2,146
Inventories, net	3,669	3,897
Prepaid and other current assets	2,809	2,950
Total current assets	8,299	10,144
Long term assets:
Operating lease right-of-use assets	962	1,003
Property and equipment, net	505	499
Other non-current assets, net	469	582
Total assets	$10,235	$12,228
Liabilities and STOCKholders’ DEFICIT
Current liabilities:
Trade payables	$2,524	$3,601
Accrued expenses	2,244	2,859
Operating lease liabilities, current	107	37
Deferred revenue	613	245
Total current liabilities	5,488	6,742
Long term liabilities:
Line of credit from related parties, net	5,754	5,140
Operating lease obligations, long-term portion	987	1,032
Total liabilities	12,229	12,914
Commitments and contingencies (see Note 10)
Stockholders’ deficit:
Common stock; $0.0001 par value; 100,000,000 shares authorized; 53,202,530 and 47,048,174 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	5	4
Additional paid-in capital	73,909	71,663
Accumulated other comprehensive loss	(328)	(306)
Accumulated deficit	(75,580)	(72,047)
Total stockholders’ deficit	(1,994)	(686)
Total liabilities and stockholders’ deficit	$10,235	$12,228

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025
Revenue, net	$1,150	$1,472
Cost of sales	523	583
Gross profit	627	889
Operating expenses:
Selling, general and administrative expenses	3,380	3,415
Marketing and advertising expenses	507	529
Total operating expenses	3,887	3,944
Loss from operations	(3,260)	(3,055)
Other income (expense), net
Interest expense and finance costs[1]	(237)	(779)
Foreign currency transactions (loss) gain	(36)	15
Total other expense, net	(273)	(764)
Net loss	(3,533)	(3,819)
Dividends on Series AA Convertible Preferred Stock	-	(159)
Net loss attributable to common stockholders	$(3,533)	$(3,978)
Basic and diluted loss per share attributable to common stockholders	$(0.07)	$(0.21)
Basic and diluted weighted-average number of shares outstanding	50,617,198	19,328,778
Other comprehensive losses:
Net loss	$(3,533)	(3,819)
Foreign currency translation loss	(22)	(133)
Comprehensive loss	$(3,555)	$(3,952)

[1]	Interest expenses and finance costs include $237 and $8 of interest expense to related parties for the three months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended June 30, 2026 and 2025

(Amounts in thousands, except share data)

(Unaudited)

	Series AA Convertible				Additional	Accumulated Other		Total Stockholders’
	Preferred Stock		Common Shares		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance - March 31, 2025	924,921	$-	19,291,000	$2	$66,793	$(23)	$(64,916)	$1,856
Stock compensation for employee vested options	-	-	-	-	98	-	-	98
Stock compensation for employee vested RSUs	-	-	-	-	36	-	-	36
Fair value of shares issued for services	-	-	100,000	-	62	-	-	62
Issuance of common stock upon extinguishment of note payable – related party	-	-	1,692,694	-	508	-	-	508
Issuance of common stock and warrants in public offering, net	-	-	10,000,000	1	2,537	-	-	2,538
Foreign currency translation adjustment	-	-	-	-	-	(133)	-	(133)
Dividends on Series AA Convertible Preferred Stock	-	-	-	-	(159)	-	-	(159)
Net loss	-	-	-	-	-	-	(3,819)	(3,819)
Balance – June 30, 2025	924,921	$-	31,083,694	$3	$69,875	$(156)	$(68,735)	$987

Balance - March 31, 2026	-	$-	47,048,174	$4	$71,663	$(306)	$(72,047)	$(686)
Stock compensation for employee vested options	-	-	-	-	5	-	-	5
Stock compensation for employee vested RSUs	-	-	93,750	-	62	-	-	62
Issuance of common stock in securities purchase agreement, net	-	-	6,060,606	1	1,913	-	-	1,914
Fair value of warrants recognized as debt finance costs under the Line of credit from related parties	-	-	-	-	266	-	-	266
Foreign currency translation adjustment	-	-	-	-	-	(22)	-	(22)
Net loss	-	-	-	-	-	-	(3,533)	(3,533)
Balance – June 30, 2026	-	$-	53,202,530	$5	$73,909	$(328)	$(75,580)	$(1,994)

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended	Three months ended
	June 30, 2026	June 30, 2025
Operating activities:
Net loss	$(3,533)	$(3,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	131
Bad debt expense	175	78
Inventory reserve	65	(48)
Stock based compensation	67	134
Amortization of stock-based marketing services shares issued for services	25	199
Amortization of debt finance costs	59	755
Effect of changes in assets and liabilities:
Accounts receivable, net	860	265
Inventories, net	141	228
Prepaid and other current assets	98	(260)
Operating lease right-of-use assets	47	19
Other non-current assets	74	(1)
Operating lease obligations	21	(19)
Trade payables	(1,168)	(272)
Accrued expenses	(619)	(1,824)
Deferred revenue	378	542
Net cash used in operating activities	(3,246)	(3,892)
Investing activities:
Purchases of property and equipment	(66)	-
Net cash used in investing activities	(66)	-
Financing activities:
Proceeds from issuance of common stock and warrants	2,000	2,538
Proceeds from line of credit – related party	860	-
Repayment of trade finance facilities	-	(2,495)
Proceeds from short-term borrowings, net	-	1,330
Repayment of short-term borrowings	-	(2,241)
Proceeds from note payable – related party	-	500
Payment of dividend on Series AA Convertible Preferred Stock	-	(98)
Net cash provided by (used in) financing activities	2,860	(466)
Effect of exchange rate changes on cash	8	(165)
Net change in cash	(444)	(4,523)
Cash and cash equivalents – beginning of the period	1,151	7,509
Cash and cash equivalents – end of the period	$707	$2,986
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$-	$588
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued to lender and recorded as debt finance costs on line of credit from related parties	$266	$-
Recognition of offering costs included in trade payables	$87	$-
Recognition of debt discount on short-term borrowings	$-	$658
Fair value of shares issued in exchange for services to be received	$-	$62
Fair value of shares issued to extinguish Related Party Note	$-	$508
Recognition of operating lease right of use assets and lease obligations	$-	$18

The accompanying notes are an integral part of these condensed consolidated financial statements

PERFECT MOMENT LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

(Unless otherwise indicated, dollar amounts in thousands)

(Unaudited)

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2026 and the results of operations and comprehensive loss, consolidated statements of shareholders’ equity (deficit), and cash flows for the three months ended June 30, 2026 and 2025. The Company’s results for the three months ended June 30, 2026 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2026. The terms “fiscal 2027” and “fiscal 2026” refer to the Company’s fiscal year ended March 31, 2027 and fiscal year ended March 31, 2026, respectively.

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of Perfect Moment Ltd. and its wholly owned subsidiaries; Perfect Moment Asia Limited (“PMA”), Perfect Moment (UK) Limited (“PMUK”), Perfect Moment USA, Inc., (“PMUSA”), Perfect Moment International AG (“PMCH”) and Perfect Moment Netherlands B.V. (“PMBV”). These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial information for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

Through June 30, 2026, the Company has funded its operations with proceeds from the sale of common stock, and other sales of common stock; the sale of preferred stock, alongside existing trade, invoice and other financing arrangements. The Company has incurred recurring losses, including a net loss of $3,533 for the three months ended June 30, 2026 and used cash in operations of $3,246 during that period. As of June 30, 2026, the Company had an accumulated deficit of $75,580 and a stockholders’ deficit of $1,994. On June 12, 2026, the Company’s common stock was delisted from the NYSE American and commenced trading on the OTCQB Venture Market (the “OTCQB”) on June 18, 2026. The OTCQB is a significantly more limited market than NYSE American, and trading on the OTCQB may result in a less liquid market for existing and potential stockholders of the Company’s common stock and could adversely affect the trading price of the Company’s common stock.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended March 31, 2026, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments in applying the Company’s accounting policies that affect the reported amounts and disclosures made in the condensed consolidated financial statements and accompanying notes. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods and there are no known trends, commitments, events or uncertainties that management believes will materially affect the methodology or assumptions utilized in making these estimates and judgments in these condensed consolidated financial statements. Significant estimates inherent in the preparation of these condensed consolidated financial statements include reserves for uncollectible accounts receivables, realizability of inventory, sales reserves, useful lives and impairments of long-lived assets, realization of deferred tax assets and related uncertain tax positions, classification of convertible preferred stock, classification of warrants, and the valuation of stock-based compensation awards. Actual results may differ from these judgements and estimates under different assumptions or conditions and any such differences may be material.

Seasonality

The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its last three fiscal quarters, primarily driven by ski and outerwear sales being higher during the winter months and the Company’s customers concentrated in the northern hemisphere, and the lowest sales during its first fiscal quarter.

Revenue recognition

As of June 30, 2026 and March 31, 2026, the Company did not have any contract assets and had $613 and $245, respectively, of deferred revenue on the accompanying consolidated balance sheets.

For the three months ended June 30, 2026 and 2025, revenue, net recognized from performance obligations related to prior periods was not material. Revenue, net expected to be recognized in any future period related to remaining performance obligations is not material.

Disaggregated revenue

The following table disaggregates the Company’s revenue, net by channel and geographic location:

	Three months ended	Three months ended
	June 30, 2026	June 30, 2025
Channel revenue, net
Wholesale revenues	$563	$153
Ecommerce revenues	585	978
Retail revenues	2	37
Partnership revenues	-	304
Total revenue, net	$1,150	$1,472

Geographic location revenue, net
Europe (excluding United Kingdom)	$503	$381
United States	428	544
United Kingdom	62	364
Rest of the world	157	183
Total revenue, net	$1,150	$1,472

Accounts receivable and allowance for credit losses

As of June 30, 2026 and March 31, 2026, the Company had $1,257 and $1,082, respectively, in allowances for credit losses.

Concentration of credit risk

Supplier

For the three months ended June 30, 2026 and 2025, the largest single supplier of the Company’s manufactured goods produced 100 % and 0%, respectively, of the Company’s products.   For the three months ended June 30, 2026 and 2025, the largest fabric supplier supplied 0%  and 56%, respectively, of the fabric used to manufacture the Company’s products.

Customer

For the three months ended June 30, 2026, we had one individual customer that accounted for approximately 29% of total revenue, net. This customer individually comprised 31% of total accounts receivable as of June 30, 2026. For the three months ended June 30, 2025, we had one individual customer that accounted for approximately 11% of total revenue, net. This customer individually did not comprise more than 10% of total accounts receivable as of June 30, 2025.

As of June 30, 2026, two customers accounted for 46% of total accounts receivable. As of March 31, 2026 one customer accounted for approximately 14% of total accounts receivable.

Warrants

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815, we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized in the statements of operations and comprehensive loss. At June 30, 2026 and March 31, 2026, all of the Company’s outstanding warrants were classified as equity.

Foreign currency

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

Period end exchange rate:	June 30, 2026	March 31, 2026
GBP:USD	1.32571	1.34450
HKD:USD	0.12751	0.12848
CHF:USD	1.23717	1.25986
EUR:USD	1.14165	1.17344

	Three months ended	Three months ended
Average exchange rate:	June 30, 2026	June 30, 2025
GBP:USD	1.34191	1.31364
HKD:USD	0.12769	0.12881
CHF:USD	1.26516	1.19999
EUR:USD	1.16279	1.12327

Net loss per share of common stock

Potentially dilutive stock options and securities as presented in the table below were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive. As the Company incurred losses in the three months ended June 30, 2026 and 2025, basic and diluted weighted-average shares are the same in the loss per share calculation.

	June 30, 2026	June 30, 2025
Options to acquire common stock	293,026	876,550
Restricted stock units to acquire common stock	1,015,625	600,000
Warrants to acquire common stock	16,886,250	623,376
Series AA convertible preferred stock	-	4,624,605
	18,194,901	6,724,531

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The standard is effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. The standard may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (the “Update”), an amendment to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 apply to all entities that provide interim financial statements and notes in accordance with GAAP. In addition, the amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP with the objective to provide clarity about the current requirements. The Update is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact that the Update will have on the presentation of its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASCs), the American Institute of Certified Public Accountants, and the SEC did not, or is not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. INVENTORIES, NET

The following table details the primary categories of inventories, net for the periods presented.

	June 30, 2026	March 31, 2026
Finished goods	$4,096	$4,313
Raw materials	819	819
Finished goods on consignment	323	580
Total inventories	5,238	5,712
Inventory reserve	(1,569)	(1,815)
Total inventories, net	$3,669	$3,897

4. PREPAID AND OTHER CURRENT ASSETS

The following table details the primary categories of prepaid and other currents for the periods presented.

	June 30, 2026	March 31, 2026

Deposits and prepayments	$2,317	$1,503
Other receivables	349	1,347
Other	86	18
Marketing services	57	82
Total prepaid and other current assets	$2,809	$2,950

5. ACCRUED EXPENSES

The following table details the primary categories of accrued expenses for the periods presented.

	June 30, 2026	March 31, 2026

Accrued expenses	$1,182	$1,457
Accrued payroll and payroll taxes	541	576
Indirect taxes	245	257
Returns provision	193	322
Accrued import duties	83	247
Total	$2,244	$2,859

6. DEBT

Line of Credit, related parties

On March 30, 2026, the Company entered into a loan agreement for up to $10,000 maturing on March 30, 2028 (the “Revolver”) with an investor, considered a related party at the time the Revolver was entered into, and an additional lender, that become a related party in May 2026 (see Note 11), (together, the “Lenders”).

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

During May 2026 and March 2026, the Company drew $860 and $5,140, respectively, under the Revolver.

During May 2026, the Company issued warrants to purchase up to 1,864,753 shares of the Company’s Common Stock at an exercise price of $0.46822 per share to one of the lenders of the Revolver in connection with the securities purchase agreement consummated in May 2026 (the “May 2026 Revolver Warrants”) (see Note 7). The warrants had a fair value of $266 which was recorded as a debt finance cost and is being amortized over the term of the Revolver.

The May 2026 Revolver Warrants are exercisable beginning on November 8, 2026 and expire August 27, 2028. The May 2026 Revolver Warrants can be exercised on a cashless basis if the shares underlying the May 2026 Revolver Warrants are not registered at the time it is exercised. The May 2026 Revolver Warrants was determined to be an equity classified warrant.

The holder of the May 2026 Revolver Warrants shall not have the right to convert any portion of the respective warrants to the extent that after giving effect to such conversion the holder of the respective warrants, together with any affiliates, would beneficially own in excess of 9.99% (which may be increased to 19.99% at the holder’s sole discretion) of the number of common shares outstanding immediately after giving effect to such conversion. Any increase to the beneficial ownership limitation will not be effective until the 61st day after notice is received by the Company.

As of June 30, 2026 and March 31, 2026, the Company had outstanding borrowings of $6,000 and $5,140, respectively, incurred interest of $178 and $nil, respectively, and an unamortized debt finance costs of $246 and $nil, respectively.

The Company also incurred and paid third-party legal fees in connection with the closing of the line of credit, which were recorded as debt issuance costs and included in other noncurrent assets, net in the accompanying balance sheet. As of March 31, 2026, the unamortized debt issuance costs were $311. During the three months ended June 30, 2026, the Company commenced amortization of these costs over the term of the line of credit and recognized $39 of amortization as interest expense. Accordingly, the unamortized debt issuance costs were $272 as of June 30, 2026.

During the three months ended June 30, 2026, total interest expense recognized on the Revolver was $237, which included amortization of the debt finance costs of $20, and the amortization of the debt issuance costs of $39.

The Revolver contains certain financial statement covenants that the Company is in compliance with as of June 30, 2026.

7. STOCKHOLDERS’ EQUITY

Securities Purchase Agreement:

On May 8, 2026, the Company consummated a securities purchase agreement with one of the lenders of the Revolver under which it issued 6,060,606 shares of its common stock at a purchase price of $0.33 per share and warrants to purchase up to 8,276,944 shares of its common stock at an exercise price of $0.40 per share and expiring on August 27, 2028 (the “May 2026 SPA Warrants”) for gross proceeds of $2,000 (the “May 2026 SPA”) less direct costs of $87. In connection with the May 2026 SPA, the Company issued the May 2026 Revolver Warrants to the other lender of the Revolver (see Note 6).

The May 2026 SPA Warrants are exercisable beginning on November 8, 2026 and expire August 27, 2028. The May 2026 SPA Warrants can be exercised on a cashless basis if the shares underlying the May 2026 SPA Warrants are not registered at the time it is exercised. The May 2026 SPA Warrants were determined to be equity classified warrants.

The holder of the May 2026 SPA Warrants shall not have the right to convert any portion of the respective warrants to the extent that after giving effect to such conversion the holder of the respective warrants, together with any affiliates, would beneficially own in excess of 9.99% (which may be increased to 19.99% at the holder’s sole discretion) of the number of common shares outstanding immediately after giving effect to such conversion. Any increase to the beneficial ownership limitation will not be effective until the 61st day after notice is received by the Company.

8. STOCK-BASED COMPENSATION PLANS

Time-based RSUs

A summary of time-based RSU activity is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at March 31, 2026	1,554,348	$0.62
Granted	-	-
Vested	(93,750)	0.55
Forfeited	(444,973)	0.61
Outstanding at June 30, 2026	1,015,625	$0.63

The total stock compensation expense recognized related to vesting of time-based RSUs for the three months ended June 30, 2026 and 2025, was $62 and $36, respectively, and was recognized on the accompanying condensed consolidated statements of operations and comprehensive loss as a component of selling, general and administrative expenses. As of June 30, 2026, the total unrecognized stock-based compensation for time-based RSUs totaled $873 and are expected to be recognized over a weighted average period of 3.1 years.

Stock Options

A summary of option activity is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2026	643,300	$1.25	2.05	$388
Granted	-	-
Forfeited	(350,274)	1.28
Exercised	-	-
Outstanding at June 30, 2026	293,026	$1.21	8.06	$2
Vested and expected to vest at June 30, 2026	256,221	$1.11	8.06	$2
Exercisable at June 30, 2026	153,385	$1.05	7.47	$2

The total stock compensation expense recognized related to vesting of stock options for the three months ended June 30, 2026 and 2025 was $5 and $98, respectively, and was recognized on the accompanying condensed consolidated statements of operations and comprehensive loss as a component of selling, general and administrative expenses. As of June 30, 2026 the total unrecognized stock-based compensation for stock options was $170 and is expected to be recognized over a weighted average period of 1.8 years.

9. WARRANTS

The following table summarize the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2026:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Underwriter Warrants	$7.50	66,700	0.01	$0.03
March 2025 Warrant	1.45	56,676	0.01	0.00
June 2025 Warrant	0.38	500,000	0.12	0.01
July 2025 Warrant	0.38	15,656	0.00	0.00
August 2025 Warrant	0.47	3,204,908	0.41	0.09
January 2026 Warrant	0.47	2,900,613	0.37	0.08
May 2026 Revolver Warrant	0.47	1,864,753	0.24	0.05
May 2026 SPA Warrant	0.40	8,276,944	1.06	0.20
	$0.38- 7.50	16,886,250	2.23	$0.46

Of the warrants outstanding, 6,105,521 shares remain subject to price reset as of June 30, 2026 based on future equity issuances with exercise prices lower than the stated exercise price.

A summary of warrant activity for the three months ended June 30, 2026 is presented below:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding at March 31, 2026	6,744,553	$0.54
Granted	10,141,697	0.41
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2026	16,886,250	$0.46

As of June 30, 2026, the intrinsic value of the outstanding warrants was $nil.

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

Capital commitments – The Company had $6,202,782 purchase obligations as of June 30, 2026, related to purchase orders to factories for the manufacture of finished goods.

11. RELATED PARTY TRANSACTIONS

Consulting and Advisory Services

One director and one related party of the Company provided consulting and advisory services for the Company totaling $66 and $180 for the three months ended June 30, 2026 and 2025, respectively, and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. As of June 30, 2026 and March 31, 2026 there were no amounts owed to either director.

Line of Credit, related party

Both lenders on the Revolver were investors of the Company that owned more than 5.0% of outstanding shares of the Company (see Note 6).

12. SEGMENT REPORTING

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability:

	Three months ended	Three months ended
	June 30, 2026	June 30, 2025
Revenue, net	$1,150	$1,472
Less:
Significant segment expenses:
Cost of revenue	523	583
Selling expense	366	389
General and administrative	2,922	2,693
Marketing and advertising	507	529
Non-cash compensation	92	333
Other segment items(1)	273	764
Net loss	$(3,533)	$(3,819)

(1)	Includes interest expense and foreign currency transactions gain (loss).

Long-lived assets, excluding other non-current assets, were $1,467 and $1,357 as of June 30, 2026 and March 31, 2026, respectively and were located exclusively in the United Kingdom. See Note 2 for revenue by geographic location.

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

During July 2026, the Company drew $1,000 on its Revolver.

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

We are focused on generating long-term, brand-right growth and improving profitability. During the three months ended June 30, 2026, we continued to scale our direct-to-consumer business, launched a new spring/summer capsule, and increased our annual style count from approximately 75 to over 200. We also implemented a tiered pricing architecture across key categories to support value perception and drive margin enhancement.

We intend to grow our business over time by expanding our digital and retail footprint, diversifying our product portfolio, enhancing international reach, and pursuing selective collaborations. Our marketing efforts—both brand-building and performance-driven—are designed to increase awareness, strengthen customer engagement, and support customer acquisition and retention.

Recent Developments

On June 12, 2026, our common stock was delisted from the NYSE American and commenced trading on the OTCQB Venture Market on June 18, 2026.

During July 2026, we drew $1,000 on our Revolver.

Results of Operations

The following table sets forth our results of operations for the:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Change
Revenue, net	$1,150	$1,472	$(322)
Cost of goods sold	523	583	(60)
Gross profit	627	889	(262)
Gross margin(1)	54.5%	60.3%
Operating expenses:
Selling, general and administrative expenses	3,380	3,415	(35)
Marketing and advertising expenses	507	529	(22)
Total operating expenses	3,887	3,944	(57)
Loss from operations	(3,260)	(3,055)	(205)
Total other (expense) income, net	(273)	(764)	491
Net loss	$(3,533)	$(3,819)	$286
Other comprehensive losses
Foreign currency translation losses	(22)	(133)	111
Comprehensive loss	$(3,555)	$(3,952)	$397

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

Adjusted EBITDA

	Three months ended June 30, 2026	Three months ended June 30, 2025
Net loss, as reported	$(3,533)	$(3,819)
Adjustments:
Interest expense	237	779
Stock compensation expense	67	134
Amortization of stock-based services	25	199
Depreciation and amortization	64	131
Adjusted EBITDA	$(3,140)	$(2,576)

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

The $564 decrease in Adjusted EBITDA for the three months ended June 30, 2026 compared to the same period in 2025 was primarily driven by a $262 decrease in gross profit, reflecting lower revenue and a decrease in gross margin from 60.3% to 54.5%, along with higher legal and professional fees, payroll and related costs, and other operating expenses. The margin contraction was largely attributed to a decrease   in partnership revenue, which had been in effect during the three months ended June 30, 2025.

Selling, general and administrative (“SG&A”) expenses decreased $35 during the three months ended June 30, 2026 compared to the same period in 2025, with key drivers including decreased amortization of stock-based services and decreased share-based compensation, largely offset by increased legal and professional fees in connection with fundraising efforts, higher payroll and related costs to support operational expansion, and incremental spending across key areas such as IT, insurance, travel, and retail operations. While these investments contributed to higher operating costs, they were necessary to support the Company’s strategic objectives for growth.

The $564 decrease in Adjusted EBITDA for the three months ended June 30, 2026 compared to the same period in 2025 was primarily driven by margin contraction on lower revenue combined with ongoing investments in headcount and infrastructure to support the Company’s transition and growth strategy.

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

Revenue

Total revenue for the three months ended June 30, 2026 was $1,150, compared to $1,472 for the same period in 2025, a decrease of $322, or 21.9%. The decrease was primarily driven by a partnership revenues of $304 that were realized during the three months ended June 30, 2025 that did not recur in the current period.

Cost of goods sold

Cost of goods sold for the three months ended June 30, 2026 was $523, compared to $583 for the same period in 2025, a decrease of $60, or 10.3%. The decrease was primarily driven by improved inventory efficiency and disciplined cost management. The Company continues to focus on optimizing its supply chain and sourcing practices to support long-term margin expansion.

Gross profit and gross margin

Gross profit for the three months ended June 30, 2026 was $627, compared to $889 for the same period in 2025, a decrease of $262, or 29.5%. Gross margin decreased to 54.5% from 60.3% in the prior-year period. The decrease was primarily attributable to a change in revenue mix, as the prior-year period benefited from higher-margin partnership revenue that did not recur in the current period. This was partially offset by the Company’s continued focus on disciplined pricing, inventory management and sourcing initiatives.

Selling, general and administrative expenses

SG&A for the three months ended June 30, 2026 were $3,380, compared to $3,415 for the same period in 2025, a decrease of $35, or 1.0%. The decrease was primarily attributable to decreased amortization of stock-based services and decreased share-based compensation, largely offset by increased legal and professional fees in connection with fundraising efforts, higher payroll and related costs to support operational expansion, and incremental spending across key areas such as IT, insurance, travel, and retail operations.

Marketing and advertising expense

Marketing and advertising expenses for the three months ended June 30, 2026 were $507, compared to $529 for the same period in 2025, a decrease of $22, or 4.2%. The decrease was primarily driven by reduced agency support and lower promotional and event-based activation spend. The Company remains focused on maintaining marketing efficiency while building global brand awareness and desire.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $707, including an accumulated deficit of $75,580. Historically, we have generated negative cash flows from operations and have primarily financed our operations through sales of equity securities, issuance of debt instruments and working capital finance facilities.

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

Cash Flow Activities

The following table shows summary cash flow information for the periods presented:

	Three months ended June 30, 2026	Three months ended June 30, 2025

Condensed consolidated statements of cash flow data:
Net cash used in operating activities	$(3,246)	$(3,892)
Net cash used in investing activities	$(66)	$-
Net cash provided by (used in) financing activities	$2,860	$(466)

Cash Flows Used in Operating Activities

During the three months ended June 30, 2026, operating activities used $3,246 in cash and cash equivalents, primarily resulting from a net loss of $3,533, an adjustment to add back non-cash charges of $455 and a net cash outflow from changes in operating assets and liabilities of $168. Net cash used by changes in operating assets and liabilities during the three months ended June 30, 2026 consisted primarily of an outflow of cash from a decrease in trade payables of $1,168 and a decrease in accrued expenses of $619, partially offset by an inflow of cash from a decrease in accounts receivable of $860, an increase in deferred revenue of $378, a decrease in inventory of $141, a decrease in prepaid and other current assets of $98, and a decrease in other non-current assets of $74.

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

Cash Flows Used in Investing Activities

During the three months ended June 30, 2026, investing activities used $66 in cash and cash equivalents, primarily related to capital expenditures incurred in the ordinary course of business, including expenditures associated with the Company’s new office. There were no investing activities during the three months ended June 30, 2025.

Cash Flows Provided by (Used in) Financing Activities

During the three months ended June 30, 2026, financing activities provided $2,860 in cash and cash equivalents, primarily attributed to $2,000 of proceeds from the sale of our common stock and $860 of proceeds from our line of credit with related parties.

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

As of June 30, 2026, our sales-related reserves were $0.2 million compared to $0.3 million as of March 31, 2026. The most significant variable affecting these reserve balances is sales levels. As a percentage of Net sales, the sales reserves balances were 16.8% as of June 30, 2026 compared to 1.4% as of March 31, 2026.  The reserve for returns from customers is the component of our sales-related reserves most susceptible to estimation uncertainty. These estimates are based on 1) historical rates of product returns and claims; and 2) events and circumstances that indicate changes to such historical rates are warranted, such as our customers’ inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, we record an adjustment to Net sales in the period in which such determination was made.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described below and those described in “Part I, Item 1A. Risk Factors” in the Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in Part I, Item 1A of the Form 10-K for our fiscal year ended March 31, 2026.

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

We work with a group of approximately 31 vendors that manufacture our products, one of which produced products in the three months ended June 30, 2026. During the three month ended June 30, 2026, the largest single manufacturer produced approximately 100% of our products. We work with a group of approximately 54 suppliers to provide the fabrics for our products, of which no supplier provided more than 10% of our fabric for the three months ended June 30, 2026.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6 - EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41930	3.1	February 13, 2024

3.2	Amended and Restated Bylaws of the Company	8-K	001-41930	3.2	February 13, 2024

3.3	Certificate of Designations of 12.00% Series AA Convertible Preferred Stock.	8-K	001-41930	3.1	April 2, 2025

4.1	Form of the Company’s Common Stock Certificate	S-1	333-274913	4.1	November 6, 2023

4.2	Form of Underwriter Warrants	S-1	333-274913	4.2	January 22, 2024

4.3	Form of Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.3	November 6, 2023

4.4	Form of Amendment No. 1 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.4	November 6, 2023

4.5	Form of Amendment No. 2 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.5	November 6, 2023

4.6	Form of Amendment No. 3 to Convertible Promissory Note for 2021 Debt Financing	S-1	333-274913	4.6	January 18, 2024

4.7	Form of Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.6	November 6, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023

4.9	Form of Amendment No. 2 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.9	January 18, 2024

4.10	Form of Convertible Secured Note dated December 6, 2024	8-K	001-41930	10.2	December 12, 2024

4.11	Form of Placement Agent Warrant	8-K	001-41930	4.1	April 2, 2025

4.8	Form of Amendment No. 1 to Convertible Promissory Note for 2022 Debt Financing	S-1	333-274913	4.7	November 6, 2023

4.9	Representative’s Warrants	8-K	001-41930	4.1	June 30, 2025

4.10	Form of X3 Warrant	8-K	001-41930	4.1	May 12, 2026

4.11	Form of Krane Warrant	8-K	001-41930	4.2	May 12, 2026

10.1	Securities Purchase Agreement, dated June 30, 2025, between Perfect Moment and Joachim Gottschalk & Associates	8-K	001-41930	1.2	June 30, 2025

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFECT MOMENT LTD.

Date: August 14, 2026	By:	/s/ Jane Gottschalk
Jane Gottschalk
President (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Chath Weerasinghe
Chath Weerasinghe
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

